Form 10KSB
period 2004-12-31
Atlas America Public #14-2004 L.P.
filed 2005-03-31
CIK 1294476

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

|_|            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                        Commission file number 333-105811

                       Atlas America Public #14-2004 L.P.
                 (Name of small business issuer in its charter)

Delaware                                                              86-1111314

(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

               311 Rouser Road, Moon Township, Pennsylvania 15108
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (412) 262-2830
Securities registered under Section 12(b) of the Exchange Act

Title of each class                   Name of each exchange on which registered

        None                                            None

          Securities registered under Section 12(g) of the Exchange Act
            Investor General Partner Units and Limited Partner Units
                                (Title of Class)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year. $225,300

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

                       Atlas America Public #14-2004 L.P.
                        (A Delaware Limited Partnership)
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

PART I                                                                                               Page
                                                                                                     ----
        Item 1: Description of Business........................................................     3  -  5
        Item 2: Description of Properties......................................................     6  - 10
        Item 3: Legal Proceedings..............................................................          10
        Item 4: Submission of Matters to a Vote of Security Holders............................          10

PART II
        Item 5: Market for Registrant's Common Equity and Related Security Holder Matters                11
        Item 6: Management's Discussion and Analysis of Financial Condition or Plan
                     of Operation..............................................................    11  - 13
        Item 7: Financial Statements...........................................................    14  - 25
        Item 8: Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure......................................................          26
        Item 8A: Controls and Procedures.......................................................          26
        Item 8B. Other Information.............................................................          26

PART III
         Item 9: Directors, Executive Officers and Significant Employees, Compliance with
                     Section 16(a) of the Exchange Act.........................................    26  - 29
        Item 10: Executive Compensation........................................................          29
        Item 11: Security Ownership of Certain Beneficial Owners and Management................          29
        Item 12: Certain Relationships and Related Transactions................................    29  - 30
        Item 13: Exhibits .....................................................................    30  - 31
        Item 14: Principal Accountant Fees and Services........................................          31

SIGNATURES                                                                                               32

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      General. We were formed as a Delaware limited partnership on May 3, 2004, with Atlas Resources, Inc. as our managing general partner. We are in the process of drilling wells located primarily in western Pennsylvania and Tennessee. We have no employees and rely on our managing general partner for management. See Item 9 "Directors, Executive Officers and Significant Employees, Compliance With Section 16(a) of the Exchange Act."

      At December 31, 2004 we had 1,495 investors who contributed $52,506,600 that was paid to our managing general partner as operator and general drilling contractor under our drilling and operating agreement. Our managing general partner contributed cash and leases and paid all organization and offering costs and 76% of the tangible costs for a total capital contribution to us of $25,971,700. Together, these will be the only funds available to us for drilling activities. We will drill an estimated 266 development wells in which we will have an interest. However, we cannot guarantee that all of our proposed wells will be drilled or completed. Each of our proposed wells is unique and the ultimate costs incurred may be more or less than our current estimates.

      Business Strategy. Once completed, our wells will produce natural gas and to a far lesser extent oil, which will be our only products. Most of our gas will be gathered and delivered to market through Atlas Pipeline Partners' L.P. gas gathering system which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. No other wells will be drilled beyond those initially drilled after our partnership formation. See Item 2 "Description of Properties" for information concerning our wells.

      Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our gas and oil production. We will pay our managing general partner a monthly well supervision fee of $285 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production and sale of gas and to a lesser extent oil, such as:

      o     well tending, routine maintenance and adjustment;

      o reading meters, recording production, pumping, maintaining appropriate books and records; and

      o     preparing reports to us and to government agencies.

      The well supervision fees, however, will not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we will pay at cost for third party services and materials and a reasonable charge for services performed directly by our managing general partner or its affiliates. Also, beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month to cover the estimated future plugging and abandonment costs of the well.

      Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends upon numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production, and its policy is to treat all wells in a given geographic area equally. Our natural gas will be sold as discussed in Item 2, "Description of Properties - Delivery Commitments". Historically, our managing general partner has not experienced problems selling our natural gas and oil, although prices we will receive will vary, sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. See Item 2, "Description of Properties
- Delivery Commitments" regarding the marketing of our natural gas and oil.

      Governmental Regulation. The energy industry in general is heavily regulated by federal and state authorities, including regulation of production, environmental quality and pollution control. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. The following discussion of the regulation of the United States energy industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

      Regulation of oil and gas producing activities. State regulatory agencies where a producing natural gas well is located provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, and our oil and gas operations in Ohio are regulated by the Ohio Department of Natural Resources, Division of Oil and Gas. Among other things, the regulations involve:

      o new well permit and well registration requirements, procedures and fees;

      o     minimum well spacing requirements;

      o     restriction on well locations and underground gas storage;

      o certain well site restoration, groundwater protection and safety measures;

      o     landowner notification requirements;

      o     certain bonding or other security measures;

      o     various reporting requirements;

      o     well plugging standards and procedures; and

      o     broad enforcement powers.

      Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil can be liable for fines, penalties and clean-up costs for pollution caused by the wells. Moreover, the owners' or operators' liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. State public utility regulators in Ohio and Pennsylvania have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

      We believe we have complied in all material respects with applicable federal and state regulations and do not expect that these regulations will have a material adverse impact on our operations. Our producing activities also must comply with various federal, state and local laws not mentioned, including those covering the discharge of materials into the environment, or otherwise relating to the protection of the environment. Although this compliance may cause delays or increase our costs, currently we do not believe these costs will be substantial. However, we cannot predict the ultimate costs of complying with present and future environmental laws and regulations because these laws and regulations are constantly being revised and ultimately may have a material impact on our operations and our compliance costs. Additionally, we cannot obtain insurance to protect against many types of environmental claims.

      Where can you find more information. We will file Form 10-KSB Annual Report and Form 10-QSB Quarterly Reports as well as other non-recurring special purpose reports with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission's website at WWW.SEC.GOV. Any of our filings are also available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

            Additionally, our Managing General Partner will provide you copies of any of these reports without charge. Such requests should be made to:

                       Atlas America Public #14-2004 L.P.
                                 311 Rouser Road
                             Moon Township, PA 15108

ITEM 2. DESCRIPTION OF PROPERTIES

            Drilling Activity. As of December 31, 2004, we have drilled 56 gross wells. All the wells drilled were development wells, which mean a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

                                                                          Development Wells
                                                 ---------------------------------------------------------------------
                                                          Productive (1)                          Dry (2)
                                                 ----------------------------------    -------------------------------
Period Ending December 31, 2004                    Gross (3)           Net (4)           Gross (3)         Net (4)
                                                 ---------------    ---------------    --------------    -------------
Pennsylvania...............................            56                55.1                --               --

(1)   A "productive well" generally means a well that is not a dry hole.

(2) A "dry hole" generally means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The term "completion" refers either to the installation of permanent equipment for the production of oil or gas or, in the case of a dry hole, to the reporting of the abandonment of the well to the appropriate regulatory agency.

(3)   A "gross" well is a well in which we have a working interest.

(4) A "net" well equals the actual working interest we own in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

      Summary of Productive Wells. The table below shows the number of our productive gross and net wells at December 31, 2004, in which we have a working interest. All of our wells are classified as gas wells and are located in the Appalachian Basin.

                                                            Number of
                                                         Productive Wells
                                                         ----------------
                                                          Gross       Net
                                                         ------     ------

      Gas ..........................................          3        2.5
      Oil ..........................................         --         --
                                                         ------     ------
          Total ....................................          3        2.5
                                                         ======     ======

      Production. The following table shows the quantities of natural gas and oil produced (net to our interest), average sales price, and average production (lifting) cost per equivalent unit of production for the period indicated.

                                Production                   Average Sales Price                Average
                      -------------------------------    ----------------------------       Production Cost
      Year                                                                                   (Lifting Cost)
      Ended            Oil (bbls)        Gas (mcf)         per bbl         per mcf          per mcfe (1) (2)
      -----------     -------------    --------------    ------------    ------------    -----------------------
      2004                    125            28,700      $     40.48       $  7.68             $     .37

---------------

(1) "Mcf" means one thousand cubic feet of natural gas. "Mcfe" means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel ("bbl").

(2) Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

      Natural Gas and Oil Reserve Information. The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the date indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas reserves and future net revenues of natural gas reserves upon internally prepared reports. In accordance with SEC guidelines, we make the SEC PV-10 estimates of future net cash flows from proved reserves using natural gas sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following year-end weighted average prices at December 31, 2004:

         Natural gas (per mcf)..........................     $     7.19
         Oil (per bbl)..................................     $    39.75

      Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports we prepared. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas may be different from those we estimated in preparing our reports. The amounts and timing of future operating, development and abandonment costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas properties. PV-10 values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

      We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deducted when applicable, operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We made no provision for income taxes, and based the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas reserves or their present value. For additional information concerning our natural gas reserves and estimates of future net revenues, see the notes to our financial statements in Item 7 "Financial Statements".

      At December 31, 2004, the managing general partner contributed well sites from their lease inventory. The wells are to be completed by the end of the second quarter of the year ending December 31, 2005. Reserve information below relates only to those sites that were part of the managing general partner's proved undeveloped lease inventory.

      At December 31,                                              2004
                                                               -----------

      Natural gas reserves - Proved Reserves (Mcf)(1)(5):
         Proved developed reserves (2) .....................       432,500
         Proved undeveloped reserves (3) ...................     4,952,700
                                                               -----------
           Total proved reserves of natural gas ............     5,385,200

      Oil reserves - Proved Reserves (Bbl)(1)(5):
         Proved developed reserves (2) .....................
         Proved undeveloped reserves (3) ...................         3,800
                                                               -----------
           Total proved reserves of oil ....................         3,800

      Total proved reserves (Mcfe) .........................     5,408,000
                                                               ===========

      PV-10 estimate of cash flows of proved reserves (4)(5):
         Proved developed reserves .........................   $ 1,815,500
         Proved undeveloped reserves .......................    15,375,100
                                                               -----------
           Total PV-10 estimate ............................   $17,190,600
                                                               ===========

(1) "Proved reserves" generally means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes: that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.

(2) "Proved developed reserves" generally means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved undeveloped reserves" generally means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

(4) The present value of estimated future net cash flows is calculated by discounting estimated future net cash flows by 10% annually.

(5) Please see Regulation S-X rule 4-10 for complete definitions of each reserve category.

      We have not filed any estimates of our oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the SEC within the 12 months before the date of this filing. For additional information concerning our natural gas and oil reserves and activities, see the notes to our financial statements in Item 7 "Financial Statements".

      Title to Properties. We believe that we hold good and indefeasible title to our properties, in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination and we perform curative work on defects that we deem significant. We have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

      Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the natural gas industry. Our properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of our properties.

      Acreage. The table below shows the estimated acres of developed and undeveloped oil and gas acreage in which we have an interest by state at December 31, 2004.

                                     Undeveloped Acreage    Developed Acreage
                                              (3)
                                     -------------------   -------------------

Location                             Gross (1)   Net (2)    Gross        Net
--------                             ---------   -------    -----        ---
Pennsylvania .....................      4,806      4,631         85         81
Tennessee ........................        640        520         --         --
                                     --------   --------   --------   --------
     Total .......................      5,446      5,151         85         81

------------
(1)   A "gross" acre is an acre in which we own a working interest.

(2) A "net" acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.

(3) "Undeveloped acreage" means those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

      Delivery Commitments. Our managing general partner and its affiliates Resource Energy, Inc. and Atlas Energy Group, Inc. have a natural gas supply agreement with First Energy Solutions Corporation for a 10-year term which began on April 1, 1999. First Energy Solutions Corporation is the marketing affiliate of First Energy Corporation, which is based in Akron, Ohio and is a large regional electric utility listed on the New York Stock Exchange and trading under the symbol (FE). For the next 12 months our managing general partner anticipates that approximately 45% of our gas will be sold through this agreement with First Energy Solutions Corporation and approximately 29% will be sold through a natural gas supply agreement with UGI Energy Services, Inc. and approximately 26% will be sold through other third-party natural gas purchasers or marketers. All of the natural gas production from wells situated in Fayette County, Pennsylvania is being sold to UGI Energy Services, Inc. The natural gas delivery commitments with First Energy Solutions Corporation, UGI Energy Services, Inc. and our other third-party natural gas purchasers or marketers are generally for a one year term.

      The pricing arrangements with First Energy Solutions Corporation, UGI Energy Services, Inc. and other third-party gas purchasers or marketers are tied to the New York Mercantile Exchange Commission ("NYMEX") monthly futures contract price, which is reported daily in the Wall Street Journal. The total price received for our gas is a combination of the monthly NYMEX futures price plus a fixed basis. For example, the NYMEX futures price is the base price and there is an additional premium paid, because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the "basis."

      Pricing for natural gas and oil has been volatile and unpredictable for many years. The agreements with First Energy Solutions Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers also permit our managing general partner and its affiliates to implement gas price hedges through those companies. First Energy Solutions Corporation, UGI Energy Services, Inc. and the other third-party purchasers or marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to our managing general partner which then makes those arrangements available to us and its other partnerships. The majority of our managing general partner's hedges are implemented through its natural gas purchasers. These transactions are similar to NYMEX based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, our managing general partner limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by First Energy Solutions Corporation, UGI Energy Services, Inc. and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market value. Additionally, to limit our managing general partner's and its partnerships' exposure to changes in natural gas prices our managing general partner uses hedges through contracts including regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by our managing general partner are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. The overall portion of our natural gas portfolio that is hedged changes from time to time.

      To assure that all financial instruments will be used solely for hedging price risks and not for speculative purposes, our managing general partner has established a committee to assure that all gas prices hedges, whether made through a third-party marketer or purchaser or through our managing general partner's and its affiliates' contracts, are made in compliance with our managing general partner's hedging policies and procedures. Our managing general partner does not intend to contract for positions that it cannot offset with actual production.

      We are not required to provide any fixed and determinable quantities of gas under any agreement other than agreements that are a consequence of limited hedging agreements with First Energy Solutions Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
MATTERS

      Market Information. There is no established public trading market for our units and we do not anticipate a market will develop. Our units may be transferred only in accordance with the provisions of Article VI of our partnership agreement which require that:

      o     our managing general partner consent;

      o the transfer not result in materially adverse tax consequences to us; and

      o     the transfer not violate federal or state securities laws.

An assignee of a unit may become a substituted partner only on meeting the following conditions:

      o     the assignor gives the assignee the right;

      o     our managing general partner consents to the substitution;

      o the assignee pays to us all costs and expenses incurred in connection with the substitution; and

      o the assignee executes and delivers the instruments which our managing general partner requires to effect the substitution and to confirm his or her agreement to be bound by the terms of our partnership agreement.

      A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote.

      Holders. As of December 31, 2004, we had 1,495 interest holders.

      Distributions. Our managing general partner reviews our accounts quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We distribute those funds, which our managing general partner determines are not necessary for us to retain, to our partners. We will not advance or borrow for purposes of distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues.

      The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our managing general partner may only be made in conjunction with distributions to our limited partners. During the calendar year ended December 31, 2004, we did not have any distributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Forward-Looking Statements. When used in this Form 10-KSB, the words "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1 of this report. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

      This Item 6 "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with Item 7 "Financial Statements" and the notes to our financial statements.

      Results of Operations. The following table sets forth information for the period May 3, 2004 through December 31, 2004 relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the period indicated:

                                                          Period Ended
                                                          December 31,
                                                          ------------
                                                             2004
                                                          ------------
           Revenues (in thousands):
                Gas(1) ................................     $    220
                Oil ...................................     $      5
           Production volumes:
                Gas (thousands of cubic feet (mcf)/day)           78
                Oil (barrels (bbls)/day) ..............            1
           Average sales price:
                Gas (per mcf) .........................     $   7.68
                Oil (per bbl) .........................     $  40.48
           Production costs:
                As a percent of sales .................            5%
                Per equivalent mcf ....................     $    .37

-------------
(1) Excludes sales of residual gas and sales to landowners.

      Liquidity and Capital Resources. Cash used in investing activities was $52,506,600 for the period ended December 31, 2004, which was used in drilling contracts paid to our managing general partner.

      Cash provided by financing activities was $52,506,600 for the period ended December 31, 2004, which came from investor capital contributions.

      Our managing general partner believes that we have adequate capital to develop approximately 266 gross wells under our drilling and operating agreement. Our wells will be drilled primarily in western Pennsylvania and Tennessee. Funds contributed by our investor partners and our managing general partner after our formation will be the only funds available to us for drilling activities, no other wells will be drilled after this initial group. Although we estimate that 266 gross development wells will be drilled, we cannot guarantee that all of our proposed wells will be drilled or completed. Each of our proposed wells is unique and the ultimate costs incurred may be more or less than our current estimates.

      Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our gas and oil production. Although we do not anticipate a shortfall to pay for our ongoing expenses, if one were to occur, funds will be borrowed from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount we may borrow may not at any time exceed 5% of our total subscriptions and no borrowings will be obtained from third parties.

      We have not and will not devote any funds to research and development activities and no new products or services will be introduced. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. We have no employees and rely on our managing general partner for management. See Item 9 "Directors, Executive Officers and Significant Employees, Compliance With Section 16(A) of the Exchange Act."

      Critical Accounting Policies. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to oil and gas reserves and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the "Notes to Financial Statements" in Item 7 "Financial Statements".

      Use of Estimates. Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from these estimates.

      Reserve Estimates. Our estimates of our proved natural gas and oil reserves and future net revenues from them will be based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves will be inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

      Impairment of Oil and Gas Properties. We will review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We will estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties and there can be no assurance that such impairments will not be required in the future.

      Dismantlement, Restoration, Reclamation and Abandonment Costs. On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of equipment recoverable upon abandonment. On October 1, 2002 we adopted SFAS 143, as discussed in Note 2 to our consolidated financial statements. As of December 31, 2004, our estimate of salvage values was greater than or equal to our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or cost, could reduce our gross profit from energy operations.

ITEM 7. FINANCIAL STATEMENTS

             Report of Independent Registered Public Accounting Firm

To the Partners of
Atlas America Public #14-2004 L.P.
A Delaware Limited Partnership

We have audited the accompanying balance sheet of Atlas America Public #14 - 2004 L.P. (a Delaware Limited Partnership) as of December 31, 2004, and the related statement of operations, changes in partners' capital accounts and cash flows for the period May 3, 2004 (date of formation) to December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #14-2004 L.P., as of December 31, 2004, and the results of its operations, changes in partners' capital accounts and cash flows for the period May 3, 2004 (date of formation) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Cleveland, Ohio
March 18, 2005

                       ATLAS AMERICA PUBLIC #14-2004 L.P.
                        (A Delaware Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2004

                                     ASSETS
Current assets:
Accounts receivable - affiliate ..............................    $    214,200
                                                                  ------------
     Total current assets ....................................         214,200

Oil and gas properties, well drilling contracts and leases,
   (successful efforts) ......................................      70,878,300
     Less accumulated depletion and depreciation .............         (97,100)
                                                                  ------------
                                                                    70,781,200
                                                                  ------------
                                                                  $ 70,995,400
                                                                  ============

                        LIABILITIES AND PARTNERS' CAPITAL

Asset retirement obligation ..................................    $    276,000

Partners' capital:
   Managing general partner ..................................      18,140,300
   Other partners (5,256.95 units) ...........................      52,579,100
                                                                  ------------
                                                                    70,719,400

                                                                  $ 70,995,400
                                                                  ============

    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #14-2004 L.P.
                        (A Delaware Limited Partnership)

                             STATEMENT OF OPERATIONS
    For the period May 3, 2004 (date of formation) through December 31, 2004

       REVENUES
       Natural gas and oil sales ..........................     $225,300
                                                                --------
              Total revenues ..............................      225,300

       COST AND EXPENSES
       Production expenses ................................       10,900
       Depletion and depreciation of oil and gas properties       97,100
       General and administrative expenses ................          200
                                                                --------
              Total expenses ..............................      108,200
                                                                --------
                   Net earnings ...........................     $117,100
                                                                ========

       Allocation of net earnings:
           Managing general partner .......................     $ 44,600
                                                                ========
           Limited partners ...............................     $ 72,500
                                                                ========
              Net earnings per limited partnership unit ...     $     14
                                                                ========

    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #14-2004 L.P.
                        (A Delaware Limited Partnership)

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
    For the period May 3, 2004 (date of formation) through December 31, 2004

                                                               Managing
                                                               General            Other
                                                               Partner           Partners           Total
                                                               --------          --------           -----
Balance at May 3, 2004 .................................     $         --      $         --      $         --

Partners' capital contributions
       Cash ............................................               --        52,506,600        52,506,600
       Syndication and offering costs ..................        7,876,000                --         7,876,000
       Tangible equipment/leasehold costs ..............       18,095,700                --        18,095,700
                                                             ------------      ------------      ------------
              Total contributions ......................       25,971,700        52,506,600        78,478,300

Syndication and offering costs,  immediately  charged to
capital ................................................       (7,876,000)               --        (7,876,000)
                                                             ------------      ------------      ------------
                                                               18,095,700        52,506,600        70,602,300
Participation in revenue and costs and expenses
       Net production revenues .........................           69,600           144,800           214,400
       Depletion and depreciation ......................          (24,900)          (72,200)          (97,100)
       General and administrative ......................             (100)             (100)             (200)
                                                             ------------      ------------      ------------
              Net income ...............................           44,600            72,500           117,100
                                                             ------------      ------------      ------------

Balance at December 31, 2004 ...........................     $ 18,140,300      $ 52,579,100      $ 70,719,400
                                                             ============      ============      ============


    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #14-2004 L.P.
                        (A Delaware Limited Partnership)

                             STATEMENT OF CASH FLOWS
    For the period May 3, 2004 (date of formation) through December 31, 2004

Cash flows from operating activities:
   Net earnings ............................................................................     $    117,100
   Adjustments  to  reconcile  net  earnings to net cash  provided by  operating activities:
       Depletion and depreciation ..........................................................           97,100
       (Increase) in accounts receivable-affiliate .........................................         (214,200)
                                                                                                 ------------
               Net cash provided by operating activities ...................................               --

Cash flows from investing activities:
   Oil and gas well drilling contracts paid to
       Managing General Partner ............................................................     $(52,506,600)
                                                                                                 ------------

               Net cash and cash equivalents used in investing activities ..................      (52,506,600)

Cash flows from financing activities:
   Partners' capital contributions .........................................................       52,506,600
                                                                                                 ------------

               Net cash provided by financing activities ...................................       52,506,600
                                                                                                 ------------

                   Net increase in cash and cash equivalents ...............................               --

Cash and cash equivalents at beginning of period ...........................................               --
                                                                                                 ------------

Cash and cash equivalents at end of period .................................................     $         --
                                                                                                 ============

Supplemental schedule of noncash investing and financing activities:

   Assets contributed by Managing General Partner:
       Tangible equipment/lease costs, included in oil and gas properties ..................     $ 18,095,700
       Syndication and offering costs ......................................................        7,876,000
       Capitalized asset retirement costs ..................................................          276,000
                                                                                                 ------------

                                                                                                 $ 26,247,700
                                                                                                 ============

    The accompanying notes are an integral part of these financial statements

                       Atlas America Public #14-2004 L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004

NOTE 1 - NATURE OF OPERATIONS

      Atlas America Public #14-2004 L.P. (the "Partnership") is a Delaware Limited Partnership which includes Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and subscribers to units as either Limited Partners or Investor General Partners depending upon their election. As of December 31, 2004, there were 1,495 investors who contributed $52,506,600. The Partnership was formed on May 3, 2004 to drill and operate gas wells located primarily in Western Pennsylvania and Tennessee. At December 31, 2004, the majority of the Partnership's properties were scheduled for drilling. Recoverability of the cost of properties is dependent on the results of such development activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

      The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Oil and Gas Properties

      Oil and gas properties consist of the following:

                                                               At December 31,
                                                                    2004
                                                               ---------------

   Mineral interest in properties:
        Proved properties .................................     $  1,505,500
        Wells and related equipment .......................       69,372,800
                                                                ------------
                                                                  70,878,300

   Accumulated depreciation and depletion and amortization:
        Oil and gas properties ............................          (97,100)
                                                                ------------
                                                                $ 70,781,200
                                                                ============

      The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Depreciation and depletion is computed on a field-by-field basis by the unit-of-production method based on periodic estimates of oil and gas reserves.

                       Atlas America Public #14-2004 L.P.
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

      Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from these estimates.

Asset Retirement Obligation

      The Partnership follows Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143) which requires the Partnership to recognize an estimated liability for the plugging and abandonment of its oil and gas wells. Under SFAS No. 143, the Partnership must currently recognize a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The present values of the expected asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 requires the Partnership to consider estimated salvage value in the calculation of depletion, depreciation and amortization.

      The  estimated  liability  is  based  on the  managing  general  partner's historical  experience in plugging and  abandoning  wells,  estimated  remaining lives of those wells based on reserves estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

      The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for the item previously referenced, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.

      A reconciliation of the Partnership's liability for well plugging and abandonment costs for the period ended December 31, 2004 is as follows:

    Asset retirement obligation at December 31, 2003 .........     $     --
    Liabilities incurred from drilling wells .................      276,000
                                                                   --------
    Asset retirement obligation at December 31, 2004 .........     $276,000
                                                                   ========

                       Atlas America Public #14-2004 L.P.
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

      Revenues from the sale of natural gas and oil will be recognized when the gas and oil are delivered to the purchaser.

Environmental Matters

      The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

      The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 "Accounting for Contingencies." Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance that may cover in whole or in part certain environmental expenditures. For the period ended December 31, 2004, the Partnership had no environmental matters requiring specific disclosure or the recording of a liability.

Major Customers

      The Partnership's natural gas is sold under contract to various purchasers. For the period ended December 31, 2004, sales to First Energy Solutions Corporation and UGI Energy Services, Inc. accounted for 45% and 29%, respectively, of total revenues.

NOTE 3 - FEDERAL INCOME TAXES

      The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability.

                       Atlas America Public #14-2004 L.P.
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2004

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

      The Managing General Partner and the other partners will generally participate in revenues and costs in the following manner:

                                                                      Managing           Other
                                                                   General Partner    Partners (3)
                                                                   ---------------    ------------
Organization and offering costs                                         100%                0%
Lease costs                                                             100%                0%
Revenues                                                                 (1)               (1)
Operating costs, administrative costs, direct costs and all
     other costs                                                         (2)               (2)
Intangible drilling costs                                                 0%              100%
Tangible equipment costs                                                 76%               24%

(1) Subject to the Managing General Partner's subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the Managing General Partner will receive an additional 7% of the partnership revenues, which may not exceed 35%.

(2) These costs will be charged to the partners in the same ratio as the related production revenues are credited.

(3) Other Partners include both investor limited partners and investor general partners. General Partner units will automatically convert to limited partner units when all wells have been drilled and completed. Thereafter, each investor general partner will have limited liability as a limited partner under the Delaware Revised Uniform Limited Partnership Act with respect to his or her interest in the partnership.

NOTE  5 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

      The Partnership has entered into the following significant transactions with Atlas and its affiliates as provided under the Partnership agreement:

                       Atlas America Public #14-2004 L.P.
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2004

NOTE 5 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES (Continued)

      Drilling contracts to drill and complete wells for the Partnership at cost plus 15%. The cost of the wells includes reimbursement to Atlas of its general and administrative overhead cost ($12,748 per well) and all ordinary and actual costs of drilling, testing and completing the wells. The Partnership paid $52,506,600 to Atlas in 2004 under the drilling contract.

      Atlas contributed all the undeveloped leases necessary to cover each of the Partnership's prospects and received a credit to its capital account in the Partnership of $1,505,500.

      Administrative costs which are included in general and administrative expenses in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred in 2004 were $200.

      Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred in 2004 were $800.

      Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at $.35 per MCF (one thousand cubic feet). Transportation costs incurred in 2004 were $10,000.

      Atlas and Anthem Securities, an affiliate of Atlas, received $7,876,000 in 2004 for fees, commissions and reimbursements as dealer-manager and to organize the Partnership.

NOTE 6 - COMMITMENTS

      As of December 31, 2004, the Partnership has entered into well drilling contracts with Atlas aggregating $69,096,800 of which $52,506,600 has been paid. The balance was funded by the Managing General Partner as a component of its agreed upon capital contribution.

      Subject to certain conditions, investor partners may present their interests beginning in 2009 for purchase by Atlas. The purchase price will be calculated by Atlas in accordance with the terms of the partnership agreement. Atlas is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas is unable to obtain the necessary funds, Atlas may suspend its purchase obligation.

      Beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month to cover the estimated future plugging and abandonment costs of the well.

NOTE 7 - SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE

      Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal

                       Atlas America Public #14-2004 L.P.
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2004

NOTE 7 - SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE (Continued)

to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners.

NOTE 8 - INDEMNIFICATION

      In order to limit the potential liability of any investor general partners, Atlas has agreed to indemnify each investor that elects to be a general partner from any liability incurred which exceeds such partner's share of Partnership assets.

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (unaudited)

      The supplementary information summarized below presents the results of natural gas and oil activities in accordance with Statements of Financial
Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" ("SFAS No. 69"). Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement. The partnership agreement provides a presentment feature whereby the managing general partner will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, reserve value information under SFAS No. 69 is not presented.

      No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

      (1) Capitalized Costs

      The following table presents the capitalized costs related to natural gas and oil producing activities at December 31:

                                                                 2004
                                                             ------------
      Oil and gas properties well drilling contracts         $ 69,372,800
      Mineral interest in properties - proved properties        1,505,500
      Accumulated depreciation and depletion                      (97,100)
                                                             ------------
          Net capitalized costs                              $ 70,781,200
                                                             ============

      (2) Results of Operations for Oil and Gas Producing Activities

      The following table presents the results of operations related to natural gas and oil production for the years ended December 31:

                                                                       2004
                                                                     ---------
 Natural gas and oil sales                                           $ 225,300
 Production costs                                                      (10,900)
 Accretion of asset retirement obligation                                   --
 Depreciation and depletion and impairment                             (97,100)
                                                                     ---------
     Results of operations from oil and gas producing activities     $ 117,300
                                                                     =========

                       Atlas America Public #14-2004 L.P.
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2004

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (unaudited) (Continued)

      (3) Costs incurred

      Costs incurred for the period ended December 31, 2004 are as follows:

                                                           2004
                                                       -----------
             Capitalized asset retirement              $   276,000
             Acquisition costs                           1,505,500
             Tangible equipment and drilling costs      69,372,800
                                                       -----------

                       Total incurred costs            $71,154,300
                                                       ===========

      (4) Reserve Information

      The information presented below represents estimates of proved natural gas and oil reserves. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Refer to regulation S-X rule 4-10 of the Securities and Exchange Commission contains complete definitions of each of the following reserve categories. Proved reserves are generally estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs. Proved developed reserves generally are those which are expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves generally means reserves that are expected to be recovered either from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. All reserves at December 31, 2004, are proved undeveloped reserves and are located in the Appalachian Basin. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact.

      At December 31, 2004, the Managing General Partner contributed well sites from their lease inventory to drill an estimated 266 gross wells which are expected to be completed by the end of the second quarter of the fiscal year ending December 31, 2005.

                                             Natural Gas         Oil
                                                (MCF)          (BBLS)
                                             -----------     -----------
        Proved undeveloped reserves:
             Beginning of period                      --              --
             Proved developed reserves           432,500              --
             Proved undeveloped reserves       4,924,000           3,800
             Production                           28,700              --
                                             -----------     -----------

        Balance, December 31, 2004             5,385,200           3,800
                                             ===========     ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our Managing General Partner's management including our Managing General Partner's Chief Executive Officer and Chief Financial Officer, our Managing General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this annual report on Form 10-KSB, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including our Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls in the fourth quarter and subsequent to the date of their evaluation.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

      Responsibilities of Atlas Resources. We have no employees and rely on our managing general partner, which also serves as driller-operator of the wells, for management. Our managing general partner has complete and exclusive discretion and control over our operations and activities and makes all of our decisions affecting the wells we have drilled. Our managing general partner provides continuing review and analysis of all wells and monitors all expenditures and commitments made on our behalf. In addition, our managing general partner performs administrative services relating to our funding and operation, participant reporting, financial budgeting and record keeping.

      Business of Atlas Resources. Our managing general partner was incorporated in 1979 and its affiliate, Atlas Energy Group, Inc., an Ohio corporation that was the first of the Atlas group of companies, was incorporated in 1973. Atlas Energy Group serves as our operator in Ohio.

      In 1998, the Atlas Group, the former parent company of our managing general partner, merged into Atlas America, Inc., a newly formed subsidiary of Resource America, Inc. Resource America is a publicly traded proprietary asset management company. Our managing general partner depends on its indirect parent company, Atlas America, for management and administrative functions and financing its capital contributions to us and its other partnerships. See Item 11 "Security Ownership of Certain Beneficial Owners and Management" for a discussion of the ownership of our managing general partner. During 2004, Resource America offered a portion of its common stock in Atlas America, the Delaware holding company, pursuant to an S-1 Registration Statement. Resource America owns approximately 80.2% of the outstanding shares of Atlas America's common stock.

      Resource America has informed our managing general partner that it intends to distribute its remaining ownership interest in Atlas America to its common stockholders. Resource America expects the distributions to take the form of a spin-off by means of a special dividend to Resource America common stockholders of all of Atlas America's common stock owned by Resource America. Resource America further has advised us that it anticipates that the distribution will occur by the end of 2005. Resource America has sole discretion if and when to complete the distribution and its terms. Resource America does not intend to complete the distribution unless it receives a ruling from the Internal Revenue Service and/or an opinion from its tax counsel as to the tax-free nature of the distribution to Resource America and its stockholders for U.S. federal income tax purposes. The Internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, so there is significant uncertainty as to whether Resource America will be able to obtain such ruling. Because of this uncertainty and the fact that the timing and completion of the distribution is in Resource America's sole discretion, the distribution may not occur by the contemplated time or may not occur at all.

      Atlas America is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also our managing general partner's primary office.

      Executive Officers and Directors. The executive officers and directors of our managing general partner will serve until their successors are elected. The executive officers and directors of our managing general partner are as follows:

NAME                          AGE      POSITION OR OFFICE
----                          ---      ------------------
Freddie M. Kotek              49       Chairman of the Board of Directors, Chief Executive Officer and President
Frank P. Carolas              45       Executive Vice President - Land and Geology and a Director
Jeffrey C. Simmons            46       Executive Vice President - Operations and a Director
Jack L. Hollander             49       Senior Vice President - Direct Participation Programs
Nancy J. McGurk               49       Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Michael L. Staines            55       Senior Vice President, Secretary and a Director

With respect to the biographical information set forth below:

      o the approximate amount of an individual's professional time devoted to the business and affairs of our managing general partner and Atlas America have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

      o for those individuals who also hold senior positions with other affiliates of our managing general partner, if it is stated that they devote approximately 100% of their professional time to our managing general partner and Atlas America, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our managing general partner and Atlas America as compared with the other affiliates of our managing general partner, such as Viking Resources or Resource Energy.

Freddie M. Kotek. President and Chief Executive Officer since January 2002 and Chairman of the Board of Directors since September 2001. Mr. Kotek has been Executive Vice President and Chief Financial Officer of Atlas America from February 2004 to March 2005, and served as a director from September 2001 until February 2004. Mr. Kotek was a Senior Vice President of Resource America, and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May, 2004 when he resigned from Resource America and all of its subsidiaries which are not subsidiaries of Atlas America. Mr. Kotek was President of Resource Properties from September 2000 to October 2001 and its Executive Vice President from 1993 to August 1999. Mr. Kotek received a Bachelor of Arts degree from Rutgers College in 1977 with high honors in Economics. He also received a Master in Business Administration degree from the Harvard Graduate School of Business Administration in 1981. Mr. Kotek devotes approximately 95% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates.

Frank P. Carolas. Executive Vice President-Land and Geology and a Director since January 2001. Mr. Carolas has been an Executive Vice President of Atlas America since January 2001 and served as a Director of Atlas America from January 2002 until February 2004. Mr. Carolas was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Carolas served as Vice President of Land and Geology for the managing general partner from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the managing general partner. Mr. Carolas is a certified petroleum geologist and has been with our managing general partner and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons has been an Executive Vice President of Atlas America since January 2001 and was a Director of Atlas America from January 2002 until February 2004. Mr. Simmons was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Simmons served as Vice President of Operations for the managing general partner from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Before Mr. Simmons' career with Resource America, he had worked with Core Laboratories, Inc., of Dallas, Texas, and PNC Bank of Pittsburgh. Mr. Simmons received his Petroleum Engineering degree from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 80% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates, primarily Viking Resources and Resource Energy.

Jack L. Hollander. Senior Vice President - Direct Participation Programs since January 2002 and before that he served as Vice President - Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President - Direct Participation Programs of Atlas America since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, the Investment Program
Association, and the Financial Planning Association. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Nancy J. McGurk. Senior Vice President since January 2002, Chief Financial Officer and Chief Accounting Officer since January 2001. Ms. McGurk also serves as Senior Vice President since January 2002 and Chief Accounting Officer of Atlas America since January 2001. Ms. McGurk served as Chief Financial Officer for Atlas America from January 2001 until February 2004. Ms. McGurk was a Vice President of Resource America from 1992 until May 2004 and its Treasurer and Chief Accounting Officer from 1989 until May, 2004 when she resigned from Resource America. Also, since 1995 Ms. McGurk has served as Vice President - Finance of Resource Energy, Inc. Ms. McGurk received a Bachelor of Science degree in Accounting from Ohio State University in 1978, and has been a Certified Public Accountant since 1982. Ms. McGurk devotes approximately 80% of her professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of her professional time to the business and affairs of the managing general partner's affiliates.

Michael L. Staines. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines has been an Executive Vice President and Secretary of Atlas America since 1998. Mr. Staines was a Senior Vice President of Resource America from 1989 until May, 2004 when he resigned from Resource America. Mr. Staines was a director of Resource America from 1989 to February 2000 and Secretary from 1989 to October 1998. Mr. Staines has been President of Atlas Pipeline Partners GP since January 2001 and its Chief Operating Officer and a member of its Managing Board since its formation in November 1999. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. Mr. Staines devotes approximately 5% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates, including Atlas Pipeline Partners GP.

Audit Committee Financial Expert. The Board of Directors of our managing general partner has determined that Donald Delson meets the requirement of an "audit committee financial expert" which is independent.

ITEM 10. EXECUTIVE COMPENSATION

      We have no employees and rely on the employees of our managing general partner and its affiliates for all services. No officer or director of our managing general partner will receive any direct remuneration or other compensation from us. Those persons will receive compensation solely from affiliated companies of our managing general partner. See Item 12 "Certain Relationships and Related Transactions" for a discussion of compensation paid by us to our managing general partner.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 2004, we had issued and outstanding 5,256.95 units. No officer or director of our managing general partner owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2009 for purchase, we are prohibited by our partnership agreement from purchasing more than 5% of the units in any calendar year.

      Resource America owns 80.2% of the common stock of Atlas America, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of our managing general partner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Oil and Gas Revenues. After formation, our managing general partner paid or will pay our organization and offering costs in the amount of $7,876,000, 76% of the equipment costs estimated to be $16,590,200, any equipment costs that exceeded 10% of the partnership's subscription proceeds which would otherwise have been charged to the investors and contributed all the leases on which the wells were or are being drilled, for a total capital contribution estimated to be $25,971,700. In return, our managing general partner will share in our production revenues in the same percentage as its capital contribution bears to our total capital contributions except that the managing general partner will receive an additional 7% of partnership revenues. However, our managing general partner's total revenue share may not exceed 35% of partnership revenues regardless of the amount of its capital contribution. For example, if the managing general partner contributes 25% of our total capital contributions and you and the other investors contribute 75% of our total capital contributions, then the managing general partner will receive 32% of our revenues and the other investors will receive 68% of our revenues.

      Leases. On the final closing date our managing general partner contributed to us 266 undeveloped prospects to drill and we received a credit in the amount of $1,505,500.

      Administrative Costs. Our managing general partner and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which will be proportionately reduced if we acquire less than 100% of the working interest in a well. During the period ended December 31, 2004, our managing general partner received $200, for administrative costs.

      Direct Costs. Our managing general partner and its affiliates will be reimbursed for all direct costs expended on our behalf.

      Drilling Contracts. After our initial and final closing date, we entered into a drilling contract with our managing general partner to drill and complete approximately 266 gross wells. The total amount received by our managing general partner was $52,506,600 for drilling and completing the wells for the period ended December 31, 2004.

      Well Charges. Our managing general partner, as operator, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $285 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well. For the period end December 31, 2004 our managing general partner received $800, for well supervision fees.

      Transportation Fees. We pay a gathering fee to our managing general partner at a competitive rate for each mcf of natural gas transported. For the period ended December 31, 2004, $10,000 was paid. In turn, our managing general partner paid 100% of this amount to Atlas Pipeline Partners, L.P. for the use of its gathering system in transporting a majority of our natural gas production.

      Dealer-Manager Fees. As part of our formation, our managing general partner's affiliate, Anthem Securities, as dealer-manager received a 2.5% dealer-manager fee, a 7% sales commission, a .5% reimbursement of marketing expenses, and a .5% reimbursement of the selling agent's accountable due diligence fees in the amount of $5,513,200. The dealer-manager will receive no further compensation related to our formation.

      Other Compensation. If our managing general partner makes a loan to us it may receive a competitive rate of interest. If our managing general partner provides equipment, supplies and other services to us, then it may do so at competitive industry rates.

ITEM 13.  EXHIBITS

                                  EXHIBIT INDEX

                             Description                                                               Location
                             -----------                                                               --------
4(a)       Certificate of Limited Partnership for Atlas America Public                  Previously filed in the Form S-1 on June
           #14-2004 L.P.                                                                30, 2004

4(b)       Amended and Restated  Certificate and Agreement of Limited                   Previously filed in the Form S-1 on June
           Partnership for Atlas America Public #14-2004 L.P.                           30, 2004

4(c)       Drilling and Operating  Agreement for Atlas America  Public  #14-2004        Previously filed in the Form S-1 on June
           L.P.                                                                         30, 2004

31.1       Rule 13a-14(a)/15(d) - 14 (a) Certification.


31.2       Rule 13a-14(a)/15(d) - 14 (a) Certification.

32.1          Section 1350 Certification.

32.2          Section 1350 Certification.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees. No aggregate fees were recognized by the Partnership during the period ending December 31, 2004 for its principal accounting firm, Grant Thornton, LLP as this was its first year of existence. The audit committee of our managing general partner considers whether any provision of non-audit services is compatible with maintaining the principal accountant's independence.

      Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. Pursuant to its charter, the Audit Committee of our managing general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

      Code of Ethics. The directors and officers of our managing general partner have adopted a Code of Business Conduct and Ethics that applies to all executive officers and directors that is posted on Atlas America's website (www.atlasamerica.com).

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #14-2004 L.P.

By:  (Signature and Title):          Atlas Resources Inc., Managing General Partner

By:  (Signature and Title):          /s/ Freddie M. Kotek
                                     ----------------------------------------------------------------------------
                                     Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
                                     Officer and President

Date: March 31, 2005

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  (Signature and Title):          /s/ Freddie M. Kotek
                                     ----------------------------------------------------------------------------
                                     Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
                                     Officer and President
Date: March 31, 2005

By:  (Signature and Title):          /s/ Frank P. Carolas
                                     ----------------------------------------------------------------------------
                                     Frank P. Carolas, Executive Vice President - Land and Geology and a Director

Date: March 31, 2005

By:  (Signature and Title):          /s/ Jeffrey C. Simmons
                                     ----------------------------------------------------------------------------
                                     Jeffrey C. Simmons, Executive Vice President - Operations and a Director

Date: March 31, 2005

By:  (Signature and Title):          /s/ Nancy J. McGurk
                                     ----------------------------------------------------------------------------
                                     Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
                                     Accounting Officer
Date: March 31, 2005

Supplemental information to be furnished with reports filed pursuant to Section
               15(d) of the Exchange Act by Non-reporting Issuers

      An annual report will be furnished to security holders subsequent to the filing of this report.