Form 10QSB
period 2005-03-31
Atlas America Public #14-2004 L.P.
filed 2005-05-16
CIK 1294476

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 333-105811

ATLAS AMERICA PUBLIC #14-2004 L.P.
(Name of small business issuer in its charter)

Delaware	86-1111314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Rouser Road
Moon Township, PA	15108
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (412) 262-2830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I

ITEM 1.	FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$208,200	$-
Accounts receivable - affiliate	404,400	214,200
Total current assets	612,600	214,200

Oil and gas properties (successful efforts)	70,878,300	70,878,300
Less accumulated depletion and depreciation	(850,100)	(97,100)
	70,028,200	70,781,200
	$70,640,800	$70,995,400

LIABILITIES AND PARTNERS’ CAPITAL
Asset retirement obligation	$295,700	$276,000

Partners’ capital:
Managing General Partner	18,103,300	18,140,300
Limited Partners (5,256.95 units)	52,241,800	52,579,100
	70,345,100	70,719,400
	$70,640,800	$70,995,400

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2005
REVENUES:
Natural gas and oil sales	$443,100
Total revenues	443,100

COSTS AND EXPENSES:
Production expenses	37,400
Depletion and depreciation of oil and gas properties	753,000
Accretion of asset retirement obligation	19,700
General and administrative expenses	7,300
Total expenses	817,400
Net loss	$(374,300)

Allocation of net loss:
Managing general partner	$(37,000)
Limited partners	$(337,300)

Net loss per limited partnership unit	$(64)

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THREE MONTHS ENDED March 31, 2005
(Unaudited)

	Managing General Partner	Limited Partners	Total
Balance at January 1, 2005	$18,140,300	$52,579,100	$70,719,400

Participation in revenues and expenses:
Net production revenues	142,000	263,700	405,700
Depletion and depreciation	(169,600)	(583,400)	(753,000)
Accretion of asset retirement obligation	(6,900)	(12,800)	(19,700)
General and administrative	(2,500)	(4,800)	(7,300)
Net loss	(37,000)	(337,300)	(374,300)

Distributions	-	-	-

Balance at March 31, 2005	$18,103,300	$52,241,800	$70,345,100

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, 2005
Cash flows from operating activities:
Net loss	$(374,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and depreciation	753,000
Accretion of asset retirement obligation	19,700
(Increase) in accounts receivable - affiliate	(190,200)
Net cash provided by operating activities	208,200

Net increase in cash and cash equivalents	208,200
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$208,200

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1 -	BASIS OF PRESENTATION

The financial statements of Atlas America Public #14-2004 L.P. (the Partnership) as of and for the three months ended March 31, 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Recently Issued Financial Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Assets Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant adverse effect on its financial position or results of operations.

ATLAS AMERICA PUBLIC #14-2004 L. P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments

For cash and cash equivalents and receivables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Financial Accounting Standards (“SFAS”)
No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ending March 31, 2005 is as follows:

2005

Asset retirement obligation at beginning of period	$276,000
Accretion expense	19,700
Total asset retirement obligation at end of period	$295,700

ATLAS AMERICA PUBLIC #14-2004 L. P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the three months ended March 31, 2005.

Credit Risk

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At March 31, 2005, the Partnership had $208,200 in deposits at one bank of which $108,200 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

The Partnership is subject to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net income, to report.

NOTE 3 -	TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative costs in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2005 were $3,400.

•
Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2005 were $13,000.

•
Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three months ended March 31, 2005 were $19,500.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-KSB. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

We expect all of our wells to be connected and producing by the end of our fourth quarter of 2005. Our wells are drilled primarily in western Pennsylvania and Tennessee. Funds contributed by our investor partners and our managing general partner after our formation are the only funds available to us for drilling activities. No other wells will be drilled after this initial group. At March 31, 2005, we had drilled 250 gross wells and plugged 3 gross wells which we determined were uneconomic to produce. The remaining additional number of wells to be drilled are expected to be online by the end of our fourth quarter ending December 31, 2005.

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

Three Months Ended March 31, 2005
Production revenues (in thousands)
Gas	$429
Oil	$14

Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	651
Oil (barrels (“bbls”)/day)	3

Average sales prices:
Gas (per mcf)	$7.33
Oil (per bbl)	$43.99

Average production costs:
As a percent of sales	8%
(per mcf equivalent unit)	$.62

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to provision for possible losses, asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB.

Recently Issued Financial Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Assets Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant adverse effect on its financial position or results of operations.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act in recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the first quarter and subsequent to the date of their evaluation.

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit No	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.
31.2	Certification Pursuant to Rule 13a-14/15(d)-14.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #14-2004 L. P.

By: (Signature and Title):	Atlas Resources, Inc., Managing General Partner

By (Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date: May 16, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date: May 16, 2005

By (Signature and Title):	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: May 16, 2005