Form 10QSB
period 2005-06-30
Atlas America Public #14-2004 L.P.
filed 2005-08-15
CIK 1294476

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$679,000	$-
Accounts receivable - affiliate	897,400	214,200
Total current assets	1,576,400	214,200

Oil and gas properties (successful efforts)	71,917,700	70,878,300
Less accumulated depletion and depreciation	(2,899,900)	(97,100)
	69,017,800	70,781,200
	$70,594,200	$70,995,400

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$10,000	$-
Total current liabilities	10,000	-

Asset retirement obligation	1,354,900	276,000

Partners’ capital:
Managing General Partner	17,968,700	18,140,300
Investor Partners (5,256.95 units)	51,260,600	52,579,100
	69,229,300	70,719,400
	$70,594,200	$70,995,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
REVENUES:
Natural gas and oil sales	$1,148,600	$1,591,700
Interest income	900	900
Total revenues	1,149,500	1,592,600

COSTS AND EXPENSES:
Production expenses	147,800	185,200
Depletion and depreciation of oil and gas properties	2,049,800	2,802,800
Accretion of asset retirement obligation	19,800	39,500
General and administrative expenses	47,900	55,200
Total expenses	2,265,300	3,082,700
Net loss	$(1,115,800)	$(1,490,100)

Allocation of net loss:
Managing general partner	$(134,600)	$(171,600)
Investor partners	$(981,200)	$(1,318,500)

Net loss per investor partnership unit	$(187)	$(251)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2005
(Unaudited)

	Managing General Partner	Investor Partners	Total
Balance at January 1, 2005	$18,140,300	$52,579,100	$70,719,400

Participation in revenues and expenses:
Net production revenues	492,300	914,200	1,406,500
Interest income	300	600	900
Depletion and depreciation	(631,100)	(2,171,700)	(2,802,800)
Accretion of asset retirement obligation	(13,800)	(25,700)	(39,500)
General and administrative	(19,300)	(35,900)	(55,200)
Net loss	(171,600)	(1,318,500)	(1,490,100)

Distributions	-	-	-

Balance at June 30, 2005	$17,968,700	$51,260,600	$69,229,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2005
Cash flows from operating activities:
Net loss	$(1,490,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and depreciation	2,802,800
Accretion of asset retirement obligation	39,500
Increase in accounts receivable - affiliate	(683,200)
Increase in accrued liabilities	10,000
Net cash provided by operating activities	679,000

Net increase in cash and cash equivalents	679,000
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$679,000

Supplemental schedule of non-cash activities:
Asset Retirement Obligation	$1,039,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Public #14-2004 L.P. (the Partnership) as of June 30, 2005 and for the three and six months ended June 30, 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At June 30, 2005 the Partnership’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $582,300 at June 30, 2005 and $215,300 at December 31, 2004, respectively,  which are included in Accounts Receivable - affiliate, on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend in the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership's financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on the Partnership's financial position or results of operations.

Fair Value of Financial Instruments

For cash and cash equivalents and receivables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and six months ending June 30, 2005 is as follows:

	Three Months	Six Months
	2005	2005

Asset retirement obligation at beginning of period	$295,700	$276,000
Accretion expense	19,800	39,500
Change in estimate on asset retirement obligation	1,039,400	1,039,400
Total asset retirement obligation at end of period	$1,354,900	$1,354,900

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the six months ended June 30, 2005.

Credit Risk

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At June 30, 2005, the Partnership had $679,800 in deposits at one bank of which $579,800 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

The Partnership is subject to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income to report.

Property and Equipment

Property and equipment are stated at cost. Depreciation and depletion are based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:

	At June 30, 2005	At December 31, 2004
Capitalized costs of properties:
Proved properties	$1,505,500	$1,505,500
Wells and related equipment	70,412,200	69,372,800
	71,917,700	70,878,300

Accumulated depreciation and depletion	(2,899,900)	(97,100)
	$69,017,800	$70,781,200

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative costs in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three and six months ended June 30, 2005 were $14,500 and $17,900, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and six months ended June 30, 2005 were $55,000 and $68,000, respectively.

•
Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three and six months ended June 30, 2005 were $46,700 and $66,200, respectively.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers. For the six months ended June 30, 2005, sales to UGI Energy Services, Inc., First Energy Solutions Corporation (which is now Amerada Hess Corporation) and Equitable Gas accounted for 60%, 16% and 12%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues for the six months ended June 30, 2005.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations commencing with the first distribution of revenues to the investor partners.

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

We expect all of our wells to be connected and producing by the end of our fourth quarter of 2005. Our wells are drilled primarily in Pennsylvania and Tennessee. Funds contributed by our investor partners and our managing general partner after our formation are the only funds available to us for drilling activities. No other wells will be drilled after this initial group. At June 30, 2005, we had drilled 267 gross wells and plugged 5 gross wells which we determined were uneconomic to produce. All wells are expected to be online by the end of our fourth quarter ending December 31, 2005.

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Production revenues (in thousands):
Gas	$1,064	$1,494
Oil	$84	$98
	$1,148	$1,592
Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	1,691	1,174
Oil (barrels (“bbls”)/day)	19	11

Average sales prices:
Gas (per mcf)	$6.92	$7.03
Oil (per bbl)	$47.93	$47.34

Average production costs:
As a percent of sales	13%	12%
Per mcf equivalent unit ("mcfe")	$.90	$.82
Depletion per mcfe	$12.46	$12.46

Liquidity and Capital Resources

Cash provided by operating activities was $679,000 for the six months ended June 30, 2005, which includes a net loss from operations, depletion and depreciation, accretion and an increase in accounts receivables.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for the future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to our provision for possible losses, asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend in the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership's financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on our financial position or result of operations.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the second quarter and subsequent to the date of their evaluation.

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

Date: August 15, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	(Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date: August 15, 2005

By:	(Signature and Title):	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: August 15, 2005