Form 10QSB
period 2005-09-30
Atlas America Public #14-2004 L.P.
filed 2005-11-14
CIK 1294476

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-105811

ATLAS AMERICA PUBLIC #14-2004 L.P.
(Name of small business issuer in its charter)

Delaware	86-1111314
(State or other jurisdiction ofr	(I.R.S. Employe
incorporation or organization)	Identification No.)

311 Rouser Road
Moon Township, PA	15108
(Address of principal executive offices)	(Zip code)

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

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$1,316,300	$	─
Accounts receivable - affiliate	2,612,300		214,200
Total current assets	3,928,600		214,200

Oil and gas properties (successful efforts)	67,813,900		70,878,300
Less accumulated depletion and depreciation	(5,161,100)		(97,100)
	62,652,800		70,781,200
	$66,581,400		$70,995,400

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$13,600	$	─
Total current liabilities	13,600		─

Asset retirement obligation	1,374,600		276,000

Partners’ capital:
Managing General Partner	14,373,500		18,140,300
Investor Partners (5,256.95 units)	50,819,700		52,579,100
	65,193,200		70,719,400
	$66,581,400		$70,995,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
REVENUES:
Natural gas and oil sales	$3,538,700	$5,130,400
Interest income	2,600	3,500
Total revenues	3,541,300	5,133,900

COSTS AND EXPENSES:
Production expenses	462,300	647,500
Depletion and depreciation of oil and gas properties	2,261,200	5,064,000
Accretion of asset retirement obligation	19,700	59,200
General and administrative expenses	52,300	107,500
Total expenses	2,795,500	5,878,200
Net earnings (loss)	$745,800	$(744,300)

Allocation of net earnings (loss):
Managing general partner	$745,900	$574,300
Investor partners	$(100)	$(1,318,600)
Net earnings (loss) per investor partnership unit	$ ─	$(251)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED September 30, 2005
(Unaudited)

	Managing
	General	Investor
	Partner	Partners	Total
Balance at January 1, 2005	$18,140,300	$52,579,100	$70,719,400

Participation in revenues and expenses:
Net production revenues	1,569,000	2,913,900	4,482,900
Interest income	1,200	2,300	3,500
Depletion and depreciation	(937,600)	(4,126,400)	(5,064,000)
Accretion of asset retirement obligation	(20,700)	(38,500)	(59,200)
General and administrative	(37,600)	(69,900)	(107,500)
Net earnings (loss)	574,300	(1,318,600)	(744,300)

MGP adjusted asset contribution	(4,103,800)	─	(4,103,800)

Distributions	(237,300)	(440,800)	(678,100)

Balance at September 30, 2005	$14,373,500	$50,819,700	$65,193,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended
September 30,
2005
Cash flows from operating activities:
Net loss	$(744,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and depreciation	5,064,000
Accretion of asset retirement obligation	59,200
Increase in accounts receivable - affiliate	(2,398,100)
Increase in accrued liabilities	13,600
Net cash provided by operating activities	1,994,400

Cash flows from financing activities:
Partners distributions	(678,100)
Net cash used on financing activities	(678,100)

Net increase in cash and cash equivalents	1,316,300
Cash and cash equivalents at beginning of period	─
Cash and cash equivalents at end of period	$1,316,300

Supplemental schedule of non-cash investing and financing activities:

Managing General Partner adjusted asset contributions:
Lease costs included in oil and gas properties	(194,900)
Tangible equipment cost included in oil and gas properties	(3,466,900)
Intangible drilling cost included on oil and gas properties	(442,000)
$(4,103,800)

Asset retirement obligation	$1,039,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Public #14-2004 L.P. (the Partnership) as of September 30, 2005 and for the three and nine months ended September 30, 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005. The Partnership was formed on May 3, 2004 to drill and operate gas wells located primarily in Pennsylvania and Tennessee. Partnership operations began at our first closing on November 15, 2004. The Partnership’s first production revenues were received in January 2005, therefore no comparative schedule is available for the three and nine months ended September 30, 2005 and 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At September 30, 2005 the Partnership’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $1,855,100 at September 30, 2005 and $215,300 at December 31, 2004, respectively, which are included in Accounts receivable-affiliate, on the Partnership’s Balance Sheets.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

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

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on the Partnership’s financial position or results of operations.

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ending September 30, 2005 is as follows:

	Three Months	Nine Months
	2005	2005
Asset retirement obligation at beginning of period	$1,354,900	$276,000
Accretion expense	19,700	59,200
Change in estimate on asset retirement obligation	─	1,039,400
Total asset retirement obligation at end of period	$1,374,600	$1,374,600

AS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the nine months ended September 30, 2005.

Credit Risk

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At September 30, 2005 the Partnership had $1,331,100 in deposits at one bank of which $1,231,100 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

The Partnership is subject to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net earnings, to report.

Property and Equipment

Property and equipment are stated at cost. Depreciation and depletion are based on cost less estimated salvage value primarily using the unit-of-production method over the assets estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:

	At September 30, 2005	At December 31, 2004
Capitalized costs of properties:
Proved properties	$1,310,600	$1,505,500
Wells and related equipment	66,503,300	69,732,800
	67,813,900	70,878,300

Accumulated depreciation and depletion	(5,161,100)	(97,100)
	$62,652,800	$70,781,200

For the period ending September 30, 2005, the managing general partner’s contribution was changed due to the wells actual costs paid by the managing general partner for their share of the tangibles was lower than originally estimated.

The change from projected costs to actual costs resulted in a negative adjustment to the oil and gas properties and the managing general partner capital contribution.

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
Property and Equipment (Continued)

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Upon the sale or retirement of a complete unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is recognized in income. Upon the sale or retirement of a partial unit of a proved property, no gain or loss is recognized and the cost of the property is reclassified to accumulated depletion.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative costs in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three and nine months ended September 30, 2005 were $34,200 and $52,100, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and nine months ended September 30, 2005 were $130,000 and $198,000, respectively.

•
Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three and nine months ended September 30, 2005 were $152,200 and $218,400, respectively.

•	Adjusted asset contributions from the managing general partner which are included on the statement of cash flows for the nine months ended September 30, 2005 were $4,103,800.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers. For the nine months ended September 30, 2005, sales to UGI Energy Services, Inc., First Energy Solutions Corporation (which is now Amerada Hess Corporation) and Equitable Gas accounted for 60%, 13% and 10%, respectively, of total revenues. No other customer accounted for more than 10% of our total revenues for the nine months ended September 30, 2005.

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES (Continued)

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations commencing with the first distribution of revenues to the investor partners. For the period ended September 30, 2005, Atlas was not required to subordinate any of its revenues to the investor partners.

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

We expect all of our wells to be connected and producing by the end of our fourth quarter of 2005. Our wells are drilled primarily in Pennsylvania and Tennessee. Funds contributed by our investor partners and our managing general partner after our formation are the only funds available to us for drilling activities. No other wells will be drilled after this initial group. At September 30, 2005 we had drilled 267 gross wells and plugged 5 gross wells which we determined were uneconomic to produce. All wells are expected to be online by the end of our fourth quarter ending December 31, 2005.

Results of Operations

The Partnership was formed on May 3, 2004 to drill and operate gas wells located primarily in Pennsylvania and Tennessee. Partnership operations began at our first closing on November 15, 2004. The Partnership’s first production revenues were received in January 2005, therefore no comparative schedule is available for the three and nine months ended September 30, 2005 and 2004.

The following table sets forth information relating to revenues recognized and costs and expenses incurred daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

Results of Operations (Continued)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Production revenues (in thousands):
Gas	$3,310	$4,804
Oil	$229	$327
	$3,539	$5,131

Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	5,226	2,539
Oil (barrels (“bbls”)/day)	42	22

Average sales prices:
Gas (per mcf)	$6.88	$6.93
Oil (per bbl)	$59.57	$55.29

Average production costs:
As a percent of sales	13%	13%
Per mcf equivalent unit (“mcfe”)	$.92	$.89
Depletion per mcfe	$4.49	$6.95

Liquidity and Capital Resources

Cash provided by operating activities was $1,994,400 for the nine months ended September 30, 2005, which includes a net loss from operations, depletion and depreciation, accretion and an increase in accounts receivables.

Cash used in financing activities was $678,100 for the nine months ended September 30, 2005, which is the amount distributed to our partners. Our first distribution was July 15, 2005.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to provision for possible losses, asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

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

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on our financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the third quarter and subsequent to the date of their evaluation.

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

Date: November 14, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	(Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: November 14, 2005

By:	(Signature and Title):	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: November 14, 2005