Form 10QSB
period 2006-03-31
Atlas America Public #14-2004 L.P.
filed 2006-05-15
CIK 1294476

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-105811

ATLAS AMERICA PUBLIC #14-2004 L.P.
(Name of small business issuer in its charter)

Delaware	86-1111314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Rouser Road	15108
Moon Township, PA	(zip code)
(Address of principal executive offices)

Issuer’s telephone number, including area code: (412) 262-2830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of March 31, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three Months ended March 31, 2006 and 2005
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Three Months ended March 31, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-13

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-15

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-21

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$5,136,200	$1,817,000
Accounts receivable - affiliate	3,508,900	7,078,800
Hedge receivable short-term	751,800	223,400
Total current assets	9,396,900	9,119,200

Oil and gas properties (successful efforts)	69,829,400	70,917,700
Less accumulated depletion	(9,367,700)	(8,080,300)
	60,461,700	62,837,400

Hedge receivable long-term	424,500	―
	$70,283,100	$71,956,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$22,600	$20,200
Hedge liability short-term	―	21,900
Total current liabilities	22,600	42,100

Asset retirement obligation	2,120,300	2,089,000
Hedge liability long-term	1,367,000	977,400

Partners’ capital:
Managing general partner	16,736,700	18,132,100
Limited partners (5,256.95 units)	50,227,200	51,491,900
Accumulated comprehensive loss	(190,700)	(775,900)
	66,773,200	68,848,100
	$70,283,100	$71,956,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
REVENUES:
Natural gas and oil sales	$3,695,800	$443,100
Interest income	15,100	―
Total revenues	3,710,900	443,100

COSTS AND EXPENSES:
Production expenses	576,300	37,400
Depletion of oil and gas properties	1,287,400	753,000
Accretion of asset retirement obligation	31,300	19,700
General and administrative expenses	56,300	7,300
Total expenses	1,951,300	817,400
Net earnings (loss)	$1,759,600	$(374,300)

Allocation of net earnings (loss):
Managing general partner	$858,900	$(37,000)
Investor partners	$900,700	$(337,300)
Net earnings (loss) per investor partnership unit	$171	$(64)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE THREE MONTHS ENDED March 31, 2006
(Unaudited)

	Managing		Accumulated
	General	Investor	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$18,132,100	$51,491,900	$(775,900)	$68,848,100

Participation in revenues and expenses:
Net production revenues	1,091,800	2,027,700	―	3,119,500
Interest income	5,300	9,800	―	15,100
Depletion	(207,600)	(1,079,800)	―	(1,287,400)
Accretion of asset retirement obligation	(10,900)	(20,400)	―	(31,300)
General and administrative	(19,700)	(36,600)	―	(56,300)
Net earnings	858,900	900,700	―	1,759,600

MGP adjusted asset contribution	(1,088,300)	―	―	(1,088,300)

Other comprehensive income	―	―	585,200	585,200

Distributions to partners	(1,166,000)	(2,165,400)	―	(3,331,400)

Balance at March 31, 2006	$16,736,700	$50,227,200	$(190,700)	$66,773,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$1,759,600	$(374,300)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depletion	1,287,400	753,000
Accretion of asset retirement obligation	31,300	19,700
Decrease (increase) in accounts receivable - affiliate	3,569,900	(190,200)
Increase in accrued liabilities	2,400	―
Net cash provided by operating activities	6,650,600	208,200

Cash flows from financing activities:
Distributions to partners	(3,331,400)	―
Net cash used in financing activities	(3,331,400)	―

Net increase in cash and cash equivalents	3,319,200	208,200
Cash and cash equivalents at beginning of period	1,817,000	―
Cash and cash equivalents at end of period	$5,136,200	$208,200

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible equipment/lease costs, included in oil and gas properties	$(788,400)	$ ―
Intangible drilling cost included in oil and gas properties	(299,900)	―
	$(1,088,300)	$ ―

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #14-2004 L.P. (the Partnership) as of and for the three months ended March 31, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 may not necessarily be indicative of the results of operations for the year ending December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company or limited partnership subsidiary of Atlas America, Inc. substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC, (“Atlas”) which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as the Partnership’s managing general partner, and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, Atlas as our managing general partner, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by Atlas’ review of its customers’ credit information. Atlas extends credit on an unsecured basis to many of its energy customers. At March 31, 2006 Atlas’ credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $3,041,500 at March 31, 2006 and $3,710,700 at December 31, 2005, respectively, which are included in Accounts receivable-affiliate, on its' Balance Sheets.

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement became effective for accounting changes and correction of errors made in fiscal years beginning December 15, 2005. SFAS 154 did not have a material impact on the Partnership’s financial position or results of operations.

Fair Value of Financial Instruments

For cash and cash equivalents and receivables, the carrying amounts approximate fair value because of the short maturity of these instruments.

For derivatives the carrying value approximates fair value because they have been marked to market.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ending March 31, 2006 is as follows:

	2006	2005
Asset retirement obligation at beginning of period	$2,089,000	$276,000
Accretion expense	31,300	19,700
Total asset retirement obligation at end of period	$2,120,300	$295,700

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the three months ended March 31, 2006.

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At March 31, 2006, the Partnership had $5,236,400 in deposits at one bank of which $5,136,400 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $1,842,700 in deposits at one bank of which $1,742,700 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

The Partnership is subject to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income”.

Property and Equipment

Property and equipment are stated at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:
	March 31,	December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$1,505,300	$1,536,400
Wells and related equipment	68,324,100	69,381,300
	69,829,400	70,917,700

Accumulated depletion	(9,367,700)	(8,080,300)
	$60,461,700	$62,837,400

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
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties (Continued)

The Partnership’s long-lived assets are reviewed for impairment annually for events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows), and the carrying value of the assets.  The Partnership's oil and gas properties had no indication of impairment as of March 31, 2006.

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

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas, the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative costs in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2006 were $45,500 and $3,400, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2006 were $172,800 and $13,000, respectively.

•
Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of natural gas revenue. Transportation costs incurred for the three months ended March 31, 2006, were $230,500 and $19,500, respectively.

•	Adjusted asset contributions from the managing general partner which are included on the Statement of Cash Flows for the three months ended March 31, 2006 were $1,088,300.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheets represents the net production revenues due from Atlas.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (July 2005). For the period ended March 31, 2006, Atlas was not required to subordinate any of its revenues to the investor partners.  Since inception of the program, the Partnership has not been required to subordinate any of it's revenues to the investor partners.

NOTE 4 - DERIVATIVE INSTRUMENTS

Atlas America, Inc. on behalf of the Partnership from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas America, Inc. formally documents all relationships between hedging instruments and the items being hedged, including Atlas America, Inc.’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas America, Inc. assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as Accumulated Other Comprehensive Income (Loss) and recognized within the statement of operations in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, Atlas America, Inc. will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

At March 31, 2006, Atlas America, Inc. had 108 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 3,136,200 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.94 per Dth. At March 31, 2006, the Partnership reflected net hedging liabilities on its balance sheet of $190,700. Of the $190,700 net loss in accumulated other comprehensive income (loss) at March 31, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $751,800 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $942,500 of net losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $278,300 for the period ended March 31, 2006 within its statement of operations related to the settlement of qualifying hedge instruments.

As of March 31, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability (2)
Ended March 31,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	369,600	$10.76	$752
2008	1,326,200	8.76	(1,010)
2009	1,106,100	8.71	(45)
2010	334,300	8.35	112

		Total liability	$(191)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	March 31, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$1,176	$1,176	$223	$223
	$1,176	$1,176	$223	$223
Liabilities
Derivative instruments	$(1,367)	$(1,367)	$(999)	$(999)
	$(191)	$(191)	$(776)	$(776)

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership, this includes only changes in the fair value of unrealized hedging gains and losses.
	Three Months Ended March 31,
	2006	2005

Net earnings (loss)	$1,759,600	$(374,300)
Other comprehensive income (loss):
Unrealized holding gains on hedging contracts	863,500	―
Less: reclassification adjustment for (gain) realized in net income	(278,300)	―
	585,200	―
Comprehensive income (loss)	$2,344,800	$(374,300)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

General

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company or limited partnership subsidiary of Atlas America, Inc. substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC which Atlas America, Inc. anticipated will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas does not expect that any of these transactions will have a material effect on the partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Results of Operations

The following table sets forth information relating to revenues recognized, and costs and expenses incurred, daily production volumes, average sales prices, production and depletion costs per equivalent unit during the periods indicated:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Production revenues (in thousands):
Gas (1)	$3,602	$429
Oil	$94	$14
Total	$3,696	$443

Production volumes:
Gas (mcf/day) (1) (3)	3,372	651
Oil (bbls/day)	18	3
Total (mcfe/day) (3)	3,480	669

Average sales prices:
Gas (per mcf) (2) (3)	$11.87	$7.33
Oil (per bbl) (3)	$58.98	$43.99

Average production costs:
As a percent of sales	16%	8%
Per mcfe (3)	$1.84	$.62

Depletion per mcfe	$4.11	$12.46

(1)	Excludes sales of residual gas and sales to landowners.
(2)	The average sales price per mcf before the effects of hedging was $10.68 for the period ended March 31, 2006. There were no hedging transactions in the period ended March 31, 2005.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Revenues. The Partnership’s natural gas revenues were $3,602,300 and $429,400 for the three months ended March 31, 2006 and 2005, respectively, an increase of $3,172,900 (739%). This increase was partially due to an increase in production volumes to 3,372 mcf per day for the three months ended March 31, 2006, from 651 mcf per day for the three months ended March 31, 2005, an increase of 2,721 mcf per day (418%). The average sales price we received for our natural gas also increased to $11.87 per mcf for the three months ended March 31, 2006 from $7.33 per mcf for the three months ended March 31, 2005, an increase of $4.54 per mcf (62%). The $3,172,900 increase in gas revenue for the three months ended March 31, 2006 as compared to the prior year similar period was attributable to a $1,796,200 increase in production volumes and a $1,376,700 increase in natural gas sale prices. The overall increase in gas production volumes resulted primarily from additional wells being on line for the three months ended March 31, 2006 as compared to the prior year similar period and an increase in the price we received for our natural gas.

Oil Revenues. The Partnership’s oil revenues were $93,500 and $13,700 for the periods ended March 31, 2006 and 2005, respectively, an increase of $79,800 (582%). This increase resulted from a 411% increase in production volumes and an increase of 34% in the average sales price of oil. The $79,800 increase in oil revenues for the period ended March 31, 2006 as compared to the prior year similar period, consisted of a $56,100 increase in the volume of oil production, and a $23,700 increase due to oil prices, which are driven by market conditions.

Expenses. Production expenses were $576,300 and $37,400 for the three months ended March 31, 2006 and 2005, respectively, an increase of $538,900 (1,441%). This increase is primarily attributable to an increase in operating, transportation and variable expenses due to the majority of the wells being on line for the three months ended March 31, 2006 as compared to the prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 35% and 170% in the three months ended March 31, 2006 and 2005, respectively. This percentage change is directly attributable to changes in revenue, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended March 31, 2006 and 2005 were $56,300 and $7,300, respectively, an increase of $49,000 (671%). This increase is primarily due to higher outside fees for services and higher administrative fees as compared to the prior year similar period, due to the majority of the wells being on line this period as compared to the prior year similar period.

Liquidity and Capital Resources. Cash proved by operating activities increased $6,442,400 in the three months ended March 31, 2006, to $6,650,600 from $208,200 for the three months ended March 31, 2005. The increase was primarily due to an increase in net earnings from operations and a decrease in Accounts receivable-affiliate for the current period as compared to the prior year similar period.

Cash used in financing activities was $3,331,400 in the three months ended March 31, 2006, which was used for distributions to our partners.

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

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement became effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on the Partnership’s financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect controls in the first quarter and subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.
31.2	Certification Pursuant to Rule 13a-14/15(d)-14.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #14-2004 L.P.

Atlas Resources, LLC, Managing General Partner

Date: May 15, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 15, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer

EXHIBIT 31.1
CERTIFICATION

I, Freddie M. Kotek, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the three months ended March 31, 2006 of Atlas America Public #14-2004 L. P.

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)):

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ Freddie M. Kotek
Name:	Freddie M. Kotek
Title:	Chief Executive Officer of the Managing General Partner
Date:	May 15, 2006

EXHIBIT 31.2
CERTIFICATION

I, Nancy J. McGurk, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the three months ended March 31, 2006 of Atlas America Public #14-2004 L.P.

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)):

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ Nancy J. McGurk
Name:	Nancy J. McGurk
Title:	Chief Financial Officer of the Managing General Partner
Date:	May 15, 2006

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atlas America Public #14-2004 L.P. (the "Partnership") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Freddie M. Kotek, Chief Executive Officer of the Managing General Partner, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:	/s/ Freddie M. Kotek
Name:	Freddie M. Kotek
Title:	Chief Executive Officer of the Managing General Partner
Date:	May 15, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atlas America Public #14-2004 L.P. (the "Partnership") on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Nancy J. McGurk, Chief Financial Officer of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:	/s/ Nancy J. McGurk
Name:	Nancy J. McGurk
Title:	Chief Financial Officer of the Managing General Partner
Date:	May 15,2006