Form 10QSB
period 2006-06-30
Atlas America Public #14-2004 L.P.
filed 2006-08-14
CIK 1294476

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-105811

ATLAS AMERICA PUBLIC #14-2004 L. P.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #14-2004 L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three and Six Months ended June 30, 2006 and 2005
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-11

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	12-15

Item 3:	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 6:	Exhibits	15

SIGNATURES		16

CERTIFICATIONS		17-20

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #14-2004 L.P.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$2,621,500	$1,817,000
Accounts receivable - affiliate	4,301,700	7,078,800
Hedge receivable short-term-affiliate	862,500	223,400
Total current assets	7,785,700	9,119,200

Oil and gas properties, net	59,000,400	62,837,400

Hedge receivable long-term-affiliate	1,159,800	―
	$67,945,900	$71,956,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$11,400	$20,200
Hedge liability short-term-affiliate	―	21,900
Total current liabilities	11,400	42,100

Asset retirement obligation	2,151,600	2,089,000
Hedge liability long-term-affiliate	1,430,300	977,400

Partners’ capital:
Managing general partner	15,890,900	18,132,100
Investor partners (5,256.95 units)	47,869,700	51,491,900
Accumulated comprehensive income (loss)	592,000	(775,900)
	64,352,600	68,848,100
	$67,945,900	$71,956,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Natural gas and oil sales	$3,352,800	$1,148,600	$7,048,600	$1,591,700
Interest income	26,300	900	41,400	900
Total revenues	3,379,100	1,149,500	7,090,000	1,592,600

COSTS AND EXPENSES:
Production expenses	789,400	147,800	1,365,700	185,200
Depletion	1,461,300	2,049,800	2,748,700	2,802,800
Accretion of asset retirement obligation	31,300	19,800	62,600	39,500
General and administrative expenses	67,500	47,900	123,800	55,200
Total expenses	2,349,500	2,265,300	4,300,800	3,082,700
Net earnings (loss)	$1,029,600	$(1,115,800)	$2,789,200	$(1,490,100)

Allocation of net earnings (loss):
Managing general partner	$635,700	$(134,600)	$1,494,600	$(171,600)
Investor partners	$393,900	$(981,200)	$1,294,600	$(1,318,500)
Net earnings (loss) per investor partnership unit	$75	$(187)	$246	$(251)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Investor	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$18,132,100	$51,491,900	$(775,900)	$68,848,100

Participation in revenues and expenses:
Net production revenues	1,989,000	3,693,900	―	5,682,900
Interest income	14,500	26,900	―	41,400
Depletion	(443,700)	(2,305,000)	―	(2,748,700)
Accretion of asset retirement obligation	(21,900)	(40,700)	―	(62,600)
General and administrative	(43,300)	(80,500)	―	(123,800)
Net earnings	1,494,600	1,294,600	―	2,789,200

Other comprehensive income	―	―	1,367,900	1,367,900

MGP adjusted asset contributions	(1,088,300)	―	―	(1,088,300)

Distributions to partners	(2,647,500)	(4,916,800)	―	(7,564,300)

Balance at June 30, 2006	$15,890,900	$47,869,700	$592,000	$64,352,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006		2005
Cash flows from operating activities:
Net earnings (loss)		$2,789,200		$(1,490,100)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depletion		2,748,700		2,802,800
Accretion of asset retirement obligation		62,600		39,500
Decrease (increase) in accounts receivable - affiliate		2,777,100		(683,200)
(Decrease) increase in accrued liabilities		(8,800)		10,000
Net cash provided by operating activities		8,368,800		679,000

Cash flows from financing activities:
Distribution to partners		(7,564,300)		―
Net cash used in financing activities		(7,564,300)		―

Net increase in cash and cash equivalents		804,500		679,000
Cash and cash equivalents at beginning of period		1,817,000		―
Cash and cash equivalents at end of period		$2,621,500		$679,000

Supplemental schedule of non-cash investing and financing activities:
Assets contributed by managing general partner:
Tangible equipment/lease costs, included in oil and gas properties		$788,400	$	―
Intangible drilling costs included in oil and gas properties		299,900
		$1,088,300	$	―

Asset retirement obligation and cost	$	―		$1,039,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #14-2004 L.P. (“the Partnership”) as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner (“MGP”) was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Atlas Resources, LLC Change in Fiscal Year End

On June 15, 2006, Atlas Resources, LLC, along with its parent company Atlas America Inc., changed its fiscal year end from September 30 to December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, our Managing General Partner, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Atlas extends credit on an unsecured basis to many of its energy customers. At June 30, 2006 our MGP’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $2,294,400 at June 30, 2006 and $3,710,700 at December 31, 2005, respectively, which are included in Accounts receivable-affiliate, on its Balance Sheets.

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Asset Retirement Obligation

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and six months ending June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Asset retirement obligation at beginning of period	$2,120,300	$295,700	$2,089,000	$276,000
Accretion expense	31,300	19,800	62,600	39,500
Revision in estimates	―	1,039,400	―	1,039,400
Total asset retirement obligation, at end of period	$2,151,600	$1,354,900	$2,151,600	$1,354,900

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At June 30, 2006, the Partnership had $2,667,800 in deposits at one bank of which $2,567,800 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $1,842,700 in deposits at one bank of which $1,742,700 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	At June 30,	At December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$1,505,300	$1,536,400
Wells and related equipment	68,324,100	69,381,300
	69,829,400	70,917,700

Accumulated depletion	(10,829,000)	(8,080,300)
	$59,000,400	$62,837,400

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended June 30, 2006 and 2005 were $50,200 and $14,500, respectively; and $95,700 and $17,900 for the six months ended June 30, 2006 and 2005, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $293 per well per month for operating and maintaining the wells. Well supervision fees incurred the three months ended June 30, 2006 and 2005 were $194,500 and $55,000, respectively; and $367,300 and $68,000 for the six months ended June 30, 2006 and 2005, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred the three months ended June 30, 2006 and 2005 were $407,200 and $46,700, respectively; and $637,700 and $66,200 for the six months ended June 30, 2006 and 2005, respectively.

•	Adjusted asset contributions from the managing general partner which are included on the Statement of Cash Flows for the six months ended June 30, 2006 were $1,088,300.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheets represents the net production revenues due from the MGP.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings (loss)	$1,029,600	$(1,115,800)	$2,789,200	$(1,490,100)
Other comprehensive income:
Unrealized holding gain on hedging contracts	1,108,900	―	1,972,400	―
Less: reclassification adjustment for (gain)
realized in net earnings	(326,200)	―	(604,500)	―
	782,700	―	1,367,900	―
Comprehensive income (loss)	$1,812,300	$(1,115,800)	$4,157,100	$(1,490,100)

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations commencing with the first distribution of revenues to the investor partners. Since inception of the program, the MGP has not been required to subordinate any of it’s revenues to the investor partners.

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

At June 30, 2006, Atlas America, Inc. had 117 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 3,537,600 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.88 per Dth. There were no such open contracts at June 30, 2005. At June 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $592,000. Of the $592,000 net income in accumulated other comprehensive income (loss) at June 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $862,500 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $270,500 of net losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $604,500 for the six months ended June 30, 2006 within its statement of operations related to the settlement of qualifying hedge instruments.

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

As of June 30, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability (2)
Ended June 30,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	619,100	$9.67	$863
2008	1,348,700	8.76	(506)
2009	1,122,100	8.69	44
2010	447,700	8.61	191

Total asset			$592

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	June 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$2,022	$2,022	$223	$223
	$2,022	$2,022	$223	$223
Liabilities
Derivative instruments	$(1,430)	$(1,430)	$(999)	$(999)
	$592	$592	$(776)	$(776)

NOTE 5 - SUBSEQUENT EVENTS

On July 28, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a registration statement with the Securities and Exchange Commission for an initial public offering of $5,750,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our managing general partner, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

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

General

We were formed as a Delaware limited partnership on May 3, 2004, with Atlas Resources, LLC as our managing general partner. We drilled and currently operate wells located in western Pennsylvania and Tennessee. We have no employees and rely on our managing general partner for management which, in turn, relies on its parent company, Atlas America, Inc. for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners L.P.'s gas gathering system, which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner (“MGP”) was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred daily production volumes, average sales prices, production, and depletion costs per equivalent unit during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Production revenues (in thousands):
Gas	$3,208	$1,064	$6,810	$1,494
Oil	$145	$84	$239	98
Total	$3,353	$1,148	$7,049	$1,592

Production volumes:
Gas (mcf/day) (2)	3,838	1,691	3,606	1,174
Oil (bbls/day) (2)	26	19	22	11
Total (mcfe/day) (2)	3,994	1,805	3,738	1,240

Average sales prices:
Gas (per mcf) (1) (2)	$9.18	$6.92	$10.43	$7.03
Oil (per bbl) (2)	$62.04	$47.93	$60.80	$47.34

Average production costs:
As a percent of sales	24%	13%	19%	12%
Per mcfe (2)	$2.17	$.90	$2.02	$.82

Depletion per mcfe	$4.02	$12.46	$4.06	$12.46
_______________

(1)	The average sales price per mcf before the effects of hedging was $9.38 for the six months ended June 30, 2006. There were no hedging transactions in the period ended June 30, 2005.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $3,207,600 and $1,064,300 for the three months ended June 30, 2006 and 2005, respectively, resulting in an increase of $2,143,300 (201%). This increase was due to an increase in the average sales price to $9.18 for the three months ended June 30, 2006 as compared to $6.92 for the three months ended June 30, 2005, an increase of $2.26 per mcf (33%), and an increase in production volumes to 3,838 mcf per day the three months ended June 30, 2006 from 1,691 mcf per day for the three months ended June 30, 2005, an increase of 2,147 mcf per day (127%). The $2,143,300 increase in gas revenue for the three months ended June 30, 2006 as compared to the prior year similar period was attributable to a $792,600 increase in natural gas sale prices and a $1,350,700 increase in production volumes.

Our natural gas revenues were $6,809,900 and $1,493,800 for the six months ended June 30, 2006 and 2005, respectively, resulting in an increases of $5,316,100 (356%). This increase was due to an increase in the average sales price to $10.43 for the six months ended June 30, 2006 as compared to $7.03 for the six months ended June 30, 2005, an increase of $3.40 per mcf (48%), and an increase in production volumes to 3,606 mcf per day for the six months ended June 30, 2006 from 1,174 mcf per day the six months ended June 30, 2005, an increase of 2,432 mcf per day (207%). The $5,316,100 increase in gas revenue for the six months ended June 30, 2006 as compared to the prior year similar period was attributable to a $2,221,000 increase in natural gas sale prices and a $3,095,100 increase in production volumes.

The overall increase in gas production volumes resulted primarily from the majority of wells being on line for the three and six months ended June 30, 2006 as compared to the prior year similar period.

Oil Revenues. The Partnership drills wells primarily to produce natural gas, rather than oil, but there is some oil production. The Partnership’s oil revenues were $145,200 and $84,300 for the three months ended June 30, 2006 and 2005, respectively, an increase of $60,900 (72%) and $238,800 and $98,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of $140,800 (144%). These increases resulted from a 29% and 28% increase in the average sales price for the three and six months ended June 30, 2006, respectively, and increases of 33% and 90% in production volumes for the three and six months ended June 30, 2006, respectively. The $140,800 increase in oil revenues for the six months ended June 30, 2006 as compared to the prior year similar period was attributable to $52,900 in price increases, which are driven by market conditions, and a $87,900 attributable to volume increases.

Expenses. Production expenses were $789,400 and $147,800 for the three months ended June 30, 2006 and 2005, respectively, an increase of $641,600 (434%). Production expenses were $1,365,700 and $185,200 for the six months ended June 30, 2006 and 2005, respectively, an increase of $1,180,500 (637%). These increases were primarily attributable to an increase in operating, transportation fees and variable expenses due to the majority of wells being on line for the six months ended June 30, 2006 as compared to the prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 44% and 178% in the three months ended June 30, 2006 and 2005, respectively, and 39% and 176% for the six months ended June 30, 2006 and 2005, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties with a majority of wells being on-line and producing.

General and administrative expenses for the three months ended June 30, 2006 and 2005 were $67,500 and $47,900, respectively, an increase of $19,600 (41%). For the six months ended June 30, 2006 and 2005 these expenses were $123,800 and $55,200, respectively, an increase of $68,600 (124%). These expenses include outside costs for services as well as the monthly administrative fee charged by our managing general partner. These increases were primarily due to administrative fees from the majority of the wells being on-line for this period.

Liquidity and Capital Resources. Cash provided by operating activities increased $7,689,800 in the six months ended June 30, 2006, to $8,368,800 from $679,000 for the six months ended June 30, 2005. This increase was primarily due to an increase in net earnings from operations and a decrease in accounts receivable-affiliate for the current period as compared to the prior year similar period.

Cash used in financing activities was $7,564,300 in the six months ended June 30, 2006, which was used for distributions to partners.

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect controls in the second quarter and subsequent to the date of their evaluation.

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

Atlas America Public #14-2004 L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: August 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer