Form 10QSB
period 2006-09-30
Atlas America Public #14-2004 L.P.
filed 2006-11-13
CIK 1294476

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

ATLAS AMERICA PUBLIC #14-2004 L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three and Nine Months ended September 30, 2006 and 2005
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Nine Months ended September 30, 2006 and 2005
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	12-15

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-21

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #14-2004 L.P.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$2,796,700	$1,817,000
Accounts receivable - affiliate	2,687,300	7,078,800
Hedge receivable short-term-affiliate	1,373,000	223,400
Total current assets	6,857,000	9,119,200

Oil and gas properties, net	58,086,300	62,837,400

Hedge receivable long-term-affiliate	1,469,000	―
	$66,412,300	$71,956,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$13,500	$20,200
Hedge liability short-term-affiliate	―	21,900
Total current liabilities	13,500	42,100

Asset retirement obligation	2,183,000	2,089,000
Hedge liability long-term-affiliate	140,900	977,400

Partners’ capital:
Managing general partner	15,611,900	18,132,100
Limited partners (5,256.95 units)	45,761,900	51,491,900
Accumulated comprehensive income (loss)	2,701,100	(775,900)
	64,074,900	68,848,100
	$66,412,300	$71,956,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005		2006	2005
REVENUES:
Natural gas and oil sales	$3,003,700		$3,538,700	$10,052,300	$5,130,400
Interest income	21,100		2,600	62,500	3,500
Total revenues	3,024,800		3,541,300	10,114,800	5,133,900

COSTS AND EXPENSES:
Production expenses	661,000		462,300	2,026,700	647,500
Depletion	1,360,400		2,261,200	4,109,100	5,064,000
Accretion of asset retirement obligation	31,400		19,700	94,000	59,200
General and administrative expenses	57,900		52,300	181,700	107,500
Total expenses	2,110,700		2,795,500	6,411,500	5,878,200
Net earnings (loss)	$914,100		$745,800	$3,703,300	$(744,300)

Allocation of net earnings (loss):
Managing general partner	$584,100		$745,900	$2,078,700	$574,300
Limited partners	$330,000		$(100)	$1,624,600	$(1,318,600)
Net earnings (loss) per limited partnership unit	$63	$	―	$309	$(251)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED September 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$18,132,100	$51,491,900	$(775,900)	$68,848,100

Participation in revenues and expenses:
Net production revenues	2,809,000	5,216,600	―	8,025,600
Interest income	21,900	40,600	―	62,500
Depletion	(655,700)	(3,453,400)	―	(4,109,100)
Accretion of asset retirement obligation	(32,900)	(61,100)	―	(94,000)
General and administrative	(63,600)	(118,100)	―	(181,700)
Net earnings	2,078,700	1,624,600	―	3,703,300

Other comprehensive income	―	―	3,477,000	3,477,000

MGP adjusted asset contributions	(638,700)	―	―	(638,700)

Distributions to partners	(3,960,200)	(7,354,600)	―	(11,314,800)

Balance at September 30, 2006	$15,611,900	$45,761,900	$2,701,100	$64,074,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006		2005
Cash flows from operating activities:
Net earnings (loss)		$3,703,300	$(744,300)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depletion		4,109,100	5,064,000
Accretion of asset retirement obligation		94,000	59,200
Decrease (increase) in accounts receivable - affiliate		4,391,500	(2,398,100)
(Decrease) increase in accrued liabilities		(6,700)	13,600
Net cash provided by operating activities		12,291,200	1,994,400

Cash flows from investing activities:
Proceeds from asset sale		3,300	―
Net cash provided by investing activities		3,300	―

Cash flows from financing activities:
Distribution to partners		(11,314,800)	(678,100)
Net cash used in financing activities		(11,314,800)	(678,100)

Net increase in cash and cash equivalents		979,700	1,316,300
Cash and cash equivalents at beginning of period		1,817,000	―
Cash and cash equivalents at end of period		$2,796,700	$1,316,300

Supplemental schedule of non-cash investing and financing activities:
Assets contributed by managing general partner:
Tangible equipment included in oil and gas properties		$(689,200)	$(3,446,900)
Lease costs included in oil and gas properties		(31,100)	(194,900)
Intangible drilling costs included in oil and gas properties		81,600	(442,000)
		$(638,700)	$(4,103,800)

Asset retirement obligation and cost	$	―	$1,039,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #14-2004 L.P. (the “Partnership”) as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner (“MGP”) was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as the Partnership’s MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

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

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Receivables

In evaluating the need for an allowance for possible losses, our MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2006 our MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $1,879,300 at September 30, 2006 and $3,710,700 at December 31, 2005, respectively, which are included in Accounts receivable-affiliate, on its Balance Sheets.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with SFAS 143, Accounting for Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ending September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Asset retirement obligation at beginning of period	$2,151,600	$1,354,900	$2,089,000	$276,000
Accretion expense	31,400	19,700	94,000	59,200
Revision in estimates	―	―	―	1,039,400
Total asset retirement obligation, at end of period	$2,183,000	$1,374,600	$2,183,000	$1,374,600

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At September 30, 2006, the Partnership had $1,976,600 in deposits at one bank of which $1,876,600 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $1,842,700 in deposits at one bank of which $1,742,700 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	At September 30,	At December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$1,505,300	$1,536,400
Wells and related equipment	68,770,400	69,381,300
	70,275,700	70,917,700

Accumulated depletion	(12,189,400)	(8,080,300)
	$58,086,300	$62,837,400

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2006 and 2005 were $49,900 and $34,200, respectively; and $145,600 and $52,100 for the nine months ended September 30, 2006 and 2005, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $293 per well per month for operating and maintaining the wells. Well supervision fees incurred the three months ended September 30, 2006 and 2005 were $200,500 and $130,000, respectively; and $567,800 and $198,000 for the nine months ended September 30, 2006 and 2005, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred the three months ended September 30, 2006 and 2005 were $262,600 and $152,200, respectively; and $900,300 and $218,400 for the nine months ended September 30, 2006 and 2005, respectively.

•
Adjusted asset contributions from the Managing General Partner which are included on the Statement of Cash Flows for the nine months ended September 30, 2006 and 2005 were $638,700 and $4,103,800, respectively. The adjustments in 2006 and 2005 resulted in a reduction in the oil and gas properties costs.

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the balance sheets represents the net production revenues due from the MGP.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings (loss)	$914,100	$745,800	$3,703,300	$(744,300)
Other comprehensive income:
Unrealized holding gain on hedging contracts	2,441,100	―	4,413,500	―
Less: reclassification adjustment for gains
realized in net earnings	(332,000)	―	(936,500)	―
Total other comprehensive income	2,109,100	―	3,477,000	―
Comprehensive income (loss)	$3,023,200	$745,800	$7,180,300	$(744,300)

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the limited partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations commencing with the first distribution of revenues to the limited partners. Since inception of the program, the MGP has not been required to subordinate any of it’s revenues to the limited partners.

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

The Partnership formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Partnership assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the balance sheet as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as accumulated other comprehensive income (loss) and recognized within the statements of operations in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At September 30, 2006, Atlas America, Inc. had open natural gas futures contracts allocated to the Partnership related to natural gas sales covering 2,602,600 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.85 per Dth. There were no such open contracts at September 30, 2005. At September 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $2,701,100. Of the $2,701,100 net gains in accumulated other comprehensive income (loss) at September 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $1,373,000 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $1,328,100 of net gains will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $332,000 and $936,500 for the three and nine months ended September 30, 2006, respectively, within its statement of operations related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

As of September 30, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Twelve Month		Average	Fair Value
Production Period	Volumes	Fixed Price	Asset (2)
Ended September 30,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	690,100	$9.26	$1,373
2008	999,300	8.75	679
2009	747,400	8.65	537
2010	165,800	8.61	112

Total asset			$2,701

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	September 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$2,842	$2,842	$223	$223
	$2,842	$2,842	$223	$223
Liabilities
Derivative instruments	$(141)	$(141)	$(999)	$(999)
	$2,701	$2,701	$(776)	$(776)

NOTE 5 - SUBSEQUENT EVENT

On November 1, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a second amendment to its registration statement with the Securities and Exchange Commission for an initial public offering of 6,075,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our MGP, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

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

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner or MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on our financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

Results of Operations

The following table sets forth information relating to our production revenues and expenses during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Production revenues (in thousands):
Gas	$2,809	$3,310	$9,619	$4,804
Oil	$195	$229	$433	$327
Total	$3,004	$3,539	$10,052	$5,131

Production volumes:
Gas (mcf/day) (2)	3,582	5,226	3,598	2,539
Oil (bbls/day) (2)	32	42	25	22
Total (mcfe/day) (2)	3,774	5,478	3,748	2,671

Average sales prices:
Gas (per mcf) (1) (2)	$8.52	$6.88	$9.79	$6.93
Oil (per bbl) (2)	$66.14	$59.57	$63.09	$55.29

Average production costs:
As a percent of sales	22%	13%	20%	13%
Per mcfe (2)	$1.90	$.92	$1.98	$.89

Depletion per mcfe	$3.92	$4.49	$4.01	$6.95
_______________

(1)
The average sales price per mcf before the effects of hedging was $7.52 and $8.76 for the three and nine months ended September 30, 2006, respectively. There were no hedging transactions in the three and nine months ended September 30, 2005.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $2,809,000 and $3,309,900 for the three months ended September 30, 2006 and 2005, respectively, resulting in a decrease of $500,900 (15%). This decrease was due to a decrease in production volumes to 3,582 mcf per day for the three months ended September 30, 2006 from 5,226 mcf per day for the three months ended September 30, 2005, a decrease of 1,644 mcf per day (31%), partially offset by an increase in the average sales price to $8.52 for the three months ended September 30, 2006 as compared to $6.88 for the three months ended September 30, 2005, an increase of $1.64 per mcf (24%). The $500,900 decrease in gas revenue for the three months ended September 30, 2006 as compared to the prior year similar period was attributable to a $1,041,000 decrease in production volumes, partially offset by a $540,100 increase in natural gas sale prices.

The decrease in gas production for the three months ended September 30, 2006 resulted primarily from the normal decline inherent in the life of the wells.

Our natural gas revenues were $9,618,900 and $4,803,700 for the nine months ended September 30, 2006 and 2005, respectively, resulting in an increases of $4,815,200 (100%). This increase was due to an increase in the average sales price to $9.79 for the nine months ended September 30, 2006 as compared to $6.93 for the nine months ended September 30, 2005, an increase of $2.86 per mcf (41%), and an increase in production volumes to 3,598 mcf per day for the nine months ended September 30, 2006 from 2,539 mcf per day the nine months ended September 30, 2005, an increase of 1,059 mcf per day (42%). The $4,815,200 increase in gas revenue for the nine months ended September 30, 2006 as compared to the prior year similar period was attributable to a $2,812,300 increase in natural gas sale prices and a $2,002,900 increase in production volumes.

The increase in gas production volumes for the nine months ended September 30, 2006 resulted primarily from more wells being on-line for the entire nine months ended September 30, 2006 as compared to the prior year similar period.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have some oil production. Our oil revenues were $194,700 and $228,800 for the three months ended September 30, 2006 and 2005, respectively, a decrease of $34,100 (15%) and $433,400 and $326,800 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $106,600 (33%). The overall change resulted from a 11% and 14% increase in the average sales price for the three and nine months ended September 30, 2006, respectively, and a decrease of 23% and an increase of 16% in production volumes for the three and nine months ended September 30, 2006, respectively. The $106,600 increase in oil revenues for the nine months ended September 30, 2006 as compared to the prior year similar period was attributable to $53,600 in price increases, which are driven by market conditions, and $53,000 attributable to volume increases.

Expenses. Production expenses were $661,000 and $462,300 for the three months ended September 30, 2006 and 2005, respectively, an increase of $198,700 (43%). Production expenses were $2,026,700 and $647,500 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $1,379,200 (213%). These increases were primarily due to an increase in operating fees and transportation fees that had rates ranging from $.29-$.35 per mcf to 10% of the natural gas sales price and to higher variable expenses due to more wells being on line for the three and nine months ended September 30, 2006 as compared to the prior year similar periods.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 45% and 64% in the three months ended September 30, 2006 and 2005, respectively, and 41% and 99% for the nine months ended September 30, 2006 and 2005, respectively. These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties with a majority of wells being on-line and producing.

General and administrative expenses for the three months ended September 30, 2006 and 2005 were $57,900 and $52,300, respectively, an increase of $5,600 (11%). For the nine months ended September 30, 2006 and 2005 these expenses were $181,700 and $107,500, respectively, an increase of $74,200 (69%). These expenses include outside costs for services as well as the monthly administrative fee charged by our MGP. These increases were primarily due to higher administrative fees from the majority of the wells being on-line for the nine months ended September 30, 2006 as compared to the prior year similar period.

Liquidity and Capital Resources. Cash provided by operating activities increased $10,296,800 in the nine months ended September 30, 2006, to $12,291,200 from $1,994,400 for the nine months ended September 30, 2005. This increase was primarily due to an increase in net earnings from operations and a decrease in accounts receivable-affiliate due to the timing of cash transfers and a reduction in the revenue accrual for the current period as compared to the prior year similar period.

Cash used in financing activities increased $10,636,700 during the nine months ended September 30, 2006 to $11,314,800 from $678,100 for the nine months ended September 30, 2005. This was entirely due to higher distributions to the partners as a result of an increase in net revenues.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

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

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Atlas America Public #14-2004 L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 13, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: November 13, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer