Form 10QSB
period 2007-06-30
Atlas America Public #14-2004 L.P.
filed 2007-08-13
CIK 1294476

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-117035

ATLAS AMERICA PUBLIC #14-2004 L. P.
(Name of small business issuer in its charter)

Delaware	86-1111314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
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

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Six Months ended June 30, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2007	5

	Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.                      FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #14-2004 L.P.
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,890,300	$2,282,700
Accounts receivable – affiliate	1,867,500	2,081,800
Short-term hedge receivable due from affiliate	726,300	1,533,500
Total current assets	4,484,100	5,898,000

Oil and gas properties, net	27,629,600	29,530,600
Long-term hedge receivable due from affiliate	382,900	1,323,900
	$32,496,600	$36,752,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$8,900	$18,000
Short-term hedge liability due to affiliate	73,000	9,600
Total current liabilities	81,900	27,600

Asset retirement obligation	2,345,200	2,276,900
Long-term hedge liability due to affiliate	853,300	213,000

Partners’ capital:
Managing general partner	9,121,400	9,931,000
Limited partners (5,256.95 units)	21,410,100	23,972,800
Accumulated other comprehensive (loss) income	(1,315,300)	331,200
Total partners' capital	29,216,200	34,235,000
	$32,496,600	$36,752,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Natural gas and oil	$1,878,100	$3,352,800	$4,181,400	$7,048,600
Interest income	14,200	26,300	29,000	41,400
Total revenues	1,892,300	3,379,100	4,210,400	7,090,000

COSTS AND EXPENSES:
Production	609,700	789,400	1,206,200	1,365,700
Depletion	861,400	1,461,300	1,933,500	2,748,700
Accretion of asset retirement obligation	34,100	31,300	68,300	62,600
General and administrative	72,500	67,500	134,300	123,800
Total expenses	1,577,700	2,349,500	3,342,300	4,300,800
Net earnings	$314,600	$1,029,600	$868,100	$2,789,200

Allocation of net earnings:
Managing general partner	$260,800	$635,700	$650,800	$1,494,600
Limited partners	$53,800	$393,900	$217,300	$1,294,600
Net earnings per limited partnership unit	$10	$75	$41	$246

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$9,931,000	$23,972,800	$331,200	$34,235,000

Participation in revenues and expenses:
Net production revenues	1,041,300	1,933,900	—	2,975,200
Interest income	10,200	18,800	—	29,000
Depletion	(329,700)	(1,603,800)	—	(1,933,500)
Accretion of asset retirement obligation	(23,900)	(44,400)	—	(68,300)
General and administrative	(47,000)	(87,300)	—	(134,300)
Net earnings	650,900	217,200	—	868,100

Other comprehensive loss	—	—	(1,646,500)	(1,646,500)

MGP adjusted asset contributions	45,700	—	—	45,700

Distributions to partners	(1,506,200)	(2,779,900)	—	(4,286,100)

Balance at June 30, 2007	$9,121,400	$21,410,100	$(1,315,300)	$29,216,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$868,100	$2,789,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,933,500	2,748,700
Non-cash loss on derivative value	805,400	—
Accretion of asset retirement obligation	68,300	62,600
Decrease in accounts receivable – affiliate	214,300	2,777,100
Decrease in accrued liabilities	(9,100)	(8,800)
Net cash provided by operating activities	3,880,500	8,368,800

Cash flows from investing activities:
Proceeds from asset sale	13,200	—
Net cash provided by investing activities	13,200	—

Cash flows from financing activities:
Distribution to partners	(4,286,100)	(7,564,300)
Net cash used in financing activities	(4,286,100)	(7,564,300)

Net (decrease) increase in cash and cash equivalents	(392,400)	804,500
Cash and cash equivalents at beginning of period	2,282,700	1,817,000
Cash and cash equivalents at end of period	$1,890,300	$2,621,500

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible equipment included in oil and gas properties	$5,800	$788,400
Lease costs included in oil and gas properties	—	31,100
Intangible drilling costs included in oil and gas properties	39,900	268,800
	$45,700	$1,088,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Public #14-2004 L.P. (the “Partnership”) as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers. At June 30, 2007 and December 31, 2006, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $1,275,600 at June 30, 2007 and $1,524,000 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Asset retirement obligation at beginning of period	$2,311,100	$2,120,300	$2,276,900	$2,089,000
Accretion expense	34,100	31,300	68,300	62,600
Asset retirement obligation at end of period	$2,345,200	$2,151,600	$2,345,200	$2,151,600

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$1,490,600	$1,490,600
Wells and related equipment	42,249,500	42,217,000
	43,740,100	43,707,600

Accumulated depletion of oil and gas properties	(16,110,500)	(14,177,000)
	$27,629,600	$29,530,600

Recently Issued Financial Accounting Standards

In April 2007, the FASB issued Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  The Partnership does not expect the adoption of FIN 39-1 to have a significant impact on its financial position or results of operations.

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

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In September 2006, the FASB issued SFAS 157, Fair Value Measurement.  SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008.  The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and six months ended June 30, 2007 were $50,100 and $99,700, respectively.  Administrative costs incurred for the three months and six months ended June 30, 2006 were $50,200 and $95,700, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $306 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and six months ended June 30, 2007 were $204,100 and $406,400, respectively.  Well supervision fees incurred for the three months and six months ended June 30, 2006 were $194,500 and $367,300, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and six months ended June 30, 2007 were $256,100 and $522,500, respectively.  Transportation fees incurred for the three months and six months ended June 30, 2006 were $407,200 and $637,700, respectively.

•
Adjusted asset contributions from the MGP which are included on the Partnership's Statements of Cash Flows as a non-cash investing activity for the six months ended June 30, 2007 and 2006 were $45,700 and $1,088,300, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses.  Accounts receivable–affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

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

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income.  For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.  Comprehensive income (loss) for the Partnership is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net earnings	$314,600	$1,029,600	$868,100	$2,789,200
Other comprehensive (loss) income:
Unrealized holding gain (loss) on hedging contracts	398,700	1,108,900	1,915,000	1,972,400
Less: reclassification adjustment for gains realized in net earnings	167,800	(326,200)	268,500	(604,500)
	566,500	782,700	(1,646,500)	1,367,900
Comprehensive income (loss)	$881,100	$1,812,300	$(778,400)	$4,157,100

NOTE 5 – DERIVATIVE INSTRUMENTS

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

Atlas Energy, on behalf of the Partnership, formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions.  This includes matching the natural gas futures and options contracts to the forecasted transactions.  Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items.  Historically these contracts have qualified and were designated as cash flow hedges and recorded at their fair values.  Derivatives are recorded on the Balance Sheets as assets and liabilities at fair value.  Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX.  Changes in fair value are recognized in Partners’ Capital as Accumulated other comprehensive income (loss) and recognized within the Statements of Net Earnings in the month the hedged gas is settled.  If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

At June 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 3,163,300 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through June 30, 2012 at an average settlement price of $8.23 per Dth. At June 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $182,900.  Due to the impairment of the Partnership's oil and gas properties at December 31, 2006, a net offsetting unrealized gain of $2,303,600 was reclassified into earnings from accumulated other comprehensive income.  At June 30, 2007, $1,498,200 of the prior year reclassification remains as an offset (reduction) to accumulated other comprehensive income.  Of the $1,315,300 net loss in Accumulated other comprehensive income (loss) at June 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $773,400 of net loss to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $541,900 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes.  Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized losses of $167,800 and $268,500 for the three month and six month periods ended June 30, 2007, respectively; and gains of $326,200 and $604,500 for the three month and six month periods ended June 30, 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three and six months ended June 30, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of June 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	June 30,	(1)	(per MMBTU)	(2)

	2008	776,600	$8.682	$639,800
	2009	759,400	$8.533	(4,600)
	2010	588,100	$8.053	(181,000)
	2011	328,300	$7.524	(179,800)
	2012	114,200	$7.365	(45,400)
				$229,000

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars
					Fair Value
Company	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	June 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	42,900	$7.500	$18,200
	2008	Calls sold	42,900	$8.600	—
	2008	Puts purchased	37,100	$7.500	—
	2008	Calls sold	37,100	$9.400	(4,700)
	2009	Puts purchased	37,100	$7.500	—
	2009	Calls sold	37,100	$9.400	(5,300)
	2010	Puts purchased	68,500	$7.750	—
	2010	Calls sold	68,500	$8.750	(17,600)
	2011	Puts purchased	68,500	$7.750	100
	2011	Calls sold	68,500	$8.750	—
	2011	Puts purchased	171,300	$7.500	—
	2011	Calls sold	171,300	$8.450	(40,700)
	2012	Puts purchased	171,300	$7.500	3,900
	2012	Calls sold	171,300	$8.450	—
					$(46,100)

				Net Asset	$182,900

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	June 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$1,109,200	$1,109,200	$2,857,400	$2,857,400
	$1,109,200	$1,109,200	$2,857,400	$2,857,400
Liabilities
Derivative instruments	$(926,300)	$(926,300)	$(222,600)	$(222,600)
	$182,900	$182,900	$2,634,800	$2,634,800

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Production revenues (in thousands):
Gas	$1,761	$3,208	$3,915	$6,810
Oil	$117	$145	$266	$239
Total	$1,878	$3,353	$4,181	$7,049

Production volumes:
Gas (mcf/day) (2)	2,693	3,838	2,971	3,606
Oil (bbls/day) (2)	21	26	26	22
Total (mcfe/day) (2)	2,819	3,994	3,127	3,738

Average sales prices:
Gas (per mcf) (1) (2)	$7.19	$9.18	$7.28	$10.43
Oil (per bbl) (2)	$60.19	$62.04	$56.56	$60.80

Average production costs:
As a percent of sales	32%	24%	29%	19%
Per mcfe (2)	$2.38	$2.17	$2.13	$2.02

Depletion per mcfe	$3.36	$4.02	$3.42	$4.06
_______________

(1)
The average sales price per mcf before the effects of hedging was $7.87 and $8.25 for the three months ended June 30, 2007 and 2006, respectively; and $7.78 and $9.38 for the six months ended June 30, 2007 and 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $1,761,500 and $3,207,600 for the three months ended June 30, 2007 and 2006, respectively, a decrease of $1,446,100 (45%).  This decrease was due to a decrease in the average sales price we received for our natural gas to $7.19 for the three months ended June 30, 2007 as compared to $9.18 for the three months ended June 30, 2006, a decrease of $1.99 per mcf (22%) and a decrease in production volumes to 2,693 mcf per day for the three months ended June 30, 2007 from 3,838 mcf per day for the three months ended June 30, 2006, a decrease of 1,145 mcf per day (30%).  The $1,446,100 decrease in gas revenue for the three months ended June 30, 2007 as compared to the prior year similar period was attributable to a $489,100 decrease in natural gas sale prices and a $957,000 decrease in production volumes.  The overall decrease in gas production volumes for the three months ended June 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $3,915,800 and $6,809,800 for the six months ended June 30, 2007 and 2006, respectively, a decrease of $2,894,000 (42%).  This decrease was due to a decrease in the average sales price we received for our natural gas to $7.28 for the six months ended June 30, 2007 as compared to $10.43 for the six months ended June 30, 2006, a decrease of $3.15 per mcf (30%) and a decrease in production volumes to 2,971 mcf per day for the six months ended June 30, 2007 from 3,606 mcf per day for the six months ended June 30, 2006, a decrease of 635 mcf per day (18%).  The $2,894,000 decrease in gas revenue for the six months ended June 30, 2007 as compared to the prior year similar period was attributable to a $1,694,100 decrease in natural gas sale prices, and a $1,199,900 decrease in production volumes.  The overall decrease in gas production volumes for the six months ended June 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $116,600 and $145,200 for the three months ended June 30, 2007 and 2006, respectively, a decrease of $28,600 (20%).  This decrease was due to a decrease in the production volumes to 21 bbl per day for the three months ended June 30, 2007 from 26 bbl per day for the three months ended June 30, 2006, a decrease of 5 bbl per day (19%) and a decrease in the average sales price we received for our oil to $60.19 for the three months ended June 30, 2007 as compared to $62.04 for the three months ended June 30, 2006, a decrease of $1.85 per bbl (3%).  The $28,600 decrease in oil revenue for the three months ended June 30, 2007 as compared to the prior year similar period was attributable to a $25,000 decrease in production volumes and a $3,600 decrease in oil prices.

Our oil revenues were $265,600 and $238,800 for the six months ended June 30, 2007 and 2006, respectively, an increase of $26,800 (11%).  This increase was due to an increase in the production volumes to 26 bbl per day for the six months ended June 30, 2007 from 22 bbl per day for the six months ended June 30, 2006, an increase of 4 bbl per day (18%), partially offset by a decrease in the average sales price we received for our oil to $56.56 for the six months ended June 30, 2007 as compared to $60.80 for the six months ended June 30, 2006, a decrease of $4.24 per bbl (7%).  The $26,800 increase in oil revenues for the six months ended June 30, 2007 as compared to the prior year similar period was attributable to a $46,700 increase in production volumes, partially offset by a $19,900 decrease in oil prices.

Expenses.  Production expenses were $609,700 and $789,400 for the three months ended June 30, 2007 and 2006, respectively, a decrease of $179,700 (23%).  Production expenses were $1,206,200 and $1,365,700 for the six months ended June 30, 2007 and 2006, respectively, a decrease of $159,500 (12%).  These decreases were primarily attributable to decreases in transportation fees and variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 46% and 44% in the three months ended June 30, 2007 and 2006, respectively; and 46% and 39% for the six months ended June 30, 2007 and 2006, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2007 and 2006 were $72,500 and $67,500, respectively, an increase of $5,000 (7%).  For the six months ended June 30, 2007 and 2006 these expenses were $134,300 and $123,800, respectively, an increase of $10,500 (8%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These increases were primarily due to higher third-party fees for services charged as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $4,488,300 in the six months ended June 30, 2007 to $3,880,500 as compared to $8,368,800 for the six months ended June 30, 2006.  This decrease was primarily due to a reduction in the decrease in accounts receivable-affiliate of $2,562,800, a decrease in net income before depletion and accretion of $2,730,600, offset by a net non-cash loss on derivative values of $805,400.

Cash provided by investing activities was $13,200 for the six months ended June 30, 2007, which was proceeds from a sale of assets.

Cash used in financing activities decreased $3,278,200 during the six months ended June 30, 2007 to $4,286,100 from $7,564,300 for the six months ended June 30, 2006.  This decrease was entirely due to lower distributions as a result of a decrease in net cash flows.

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

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board or FASB issued FASB Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of FIN 39-1 to have a significant impact on our financial position or results of operations.

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

Atlas America Public #14-2004 L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 13, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 13, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 13, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer