Form 10QSB
period 2007-09-30
Atlas America Public #14-2004 L.P.
filed 2007-11-09
CIK 1294476

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

ATLAS AMERICA PUBLIC #14-2004 L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Nine Months ended September 30, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2007	5

	Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.                      FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #14-2004 L.P.
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,874,800	$2,282,700
Accounts receivable – affiliate	1,788,300	2,081,800
Short-term hedge receivable due from affiliate	615,200	1,533,500
Total current assets	4,278,300	5,898,000

Oil and gas properties, net	26,771,300	29,530,600
Long-term hedge receivable due from affiliate	328,800	1,323,900
	$31,378,400	$36,752,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$17,400	$18,000
Short-term hedge liability due to affiliate	98,700	9,600
Total current liabilities	116,100	27,600

Asset retirement obligation	2,379,400	2,276,900
Long-term hedge liability due to affiliate	456,300	213,000

Partners’ capital:
Managing general partner	8,805,800	9,931,000
Limited partners (5,256.95 units)	20,372,800	23,972,800
Accumulated other comprehensive (loss) income	(752,000)	331,200
Total partners' capital	28,426,600	34,235,000
	$31,378,400	$36,752,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Natural gas and oil	$1,975,000	$3,003,700	$6,156,400	$10,052,300
Interest income	8,900	21,100	37,900	62,500
Total revenues	1,983,900	3,024,800	6,194,300	10,114,800

COSTS AND EXPENSES:
Production	550,800	661,000	1,757,000	2,026,700
Depletion	863,700	1,360,400	2,797,200	4,109,100
Accretion of asset retirement obligation	34,200	31,400	102,500	94,000
General and administrative	91,500	57,900	225,800	181,700
Total expenses	1,540,200	2,110,700	4,882,500	6,411,500
Net earnings	$443,700	$914,100	$1,311,800	$3,703,300

Allocation of net earnings:
Managing general partner	$309,800	$584,100	$960,600	$2,078,700
Limited partners	$133,900	$330,000	$351,200	$1,624,600
Net earnings per limited partnership unit	$26	$63	$67	$309

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED
September 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$9,931,000	$23,972,800	$331,200	$34,235,000

Participation in revenues and expenses:
Net production revenues	1,539,800	2,859,600	—	4,399,400
Interest income	13,300	24,600	—	37,900
Depletion	(477,500)	(2,319,700)	—	(2,797,200)
Accretion of asset retirement obligation	(35,900)	(66,600)	—	(102,500)
General and administrative	(79,100)	(146,700)	—	(225,800)
Net earnings	960,600	351,200	—	1,311,800

Other comprehensive loss	—	—	(1,083,200)	(1,083,200)

MGP adjusted asset contributions	51,100	—	—	51,100

Distributions to partners	(2,136,900)	(3,951,200)	—	(6,088,100)

Balance at September 30, 2007	$8,805,800	$20,372,800	$(752,000)	$28,426,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,311,800	$3,703,300
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	2,797,200	4,109,100
Non-cash loss on derivative value	1,162,600	—
Accretion of asset retirement obligation	102,500	94,000
Decrease in accounts receivable – affiliate	293,500	4,391,500
Decrease in accrued liabilities	(600)	(6,700)
Net cash provided by operating activities	5,667,000	12,291,200

Cash flows from investing activities:
Proceeds from sale of tangible equipment	13,200	3,300
Net cash provided by investing activities	13,200	3,300

Cash flows from financing activities:
Distribution to partners	(6,088,100)	(11,314,800)
Net cash used in financing activities	(6,088,100)	(11,314,800)

Net (decrease) increase in cash and cash equivalents	(407,900)	979,700
Cash and cash equivalents at beginning of period	2,282,700	1,817,000
Cash and cash equivalents at end of period	$1,874,800	$2,796,700

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by and returned to managing general partner:
Tangible equipment included in oil and gas properties	$5,900	$(689,200)
Lease costs included in oil and gas properties	—	(31,100)
Intangible drilling costs included in oil and gas properties	45,200	81,600
	$51,100	$(638,700)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Public #14-2004 L.P. (the “Partnership”) as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB/A for the year ended December 31, 2006.  The results of operations for the three months and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers. At September 30, 2007 and December 31, 2006, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $1,312,000 at September 30, 2007 and $1,524,000 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Asset retirement obligation at beginning of period	$2,345,200	$2,151,600	$2,276,900	$2,089,000
Accretion expense	34,200	31,400	102,500	94,000
Asset retirement obligation at end of period	$2,379,400	$2,183,000	$2,379,400	$2,183,000

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$1,490,600	$1,490,600
Wells and related equipment	42,254,900	42,217,000
	43,745,500	43,707,600

Accumulated depletion of oil and gas properties	(16,974,200)	(14,177,000)
	$26,771,300	$29,530,600

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
September 30, 2007
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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and nine months ended September 30, 2007 were $49,600 and $149,300, respectively.  Administrative costs incurred for the three months and nine months ended September 30, 2006 were $49,900 and $145,600, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $306 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and nine months ended September 30, 2007 were $202,200 and $608,600, respectively.  Well supervision fees incurred for the three months and nine months ended September 30, 2006 were $200,500 and $567,800, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and nine months ended September 30, 2007 were $243,900 and $766,400, respectively.  Transportation fees incurred for the three months and nine months ended September 30, 2006 were $262,600 and $900,300, respectively.

•
Assets contributed and returned to the MGP which are disclosed on the Partnership's Statements of Cash Flows as a non-cash investing activity for the nine months ended September 30, 2007 and 2006 were $51,100 and $(638,700), respectively.

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
September 30, 2007
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$443,700	$914,100	$1,311,800	$3,703,300
Other comprehensive income:
Unrealized holding gain (loss) on hedging contracts	434,600	2,441,100	(1,480,400)	4,413,500
Less: reclassification adjustment for (gains) losses realized in net earnings	128,700	(332,000)	397,200	(936,500)
	563,300	2,109,100	(1,083,200)	3,477,000
Comprehensive income	$1,007,000	$3,023,200	$228,600	$7,180,300

NOTE 5 – DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures, option and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

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

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

At September 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 2,835,800 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through September 30, 2013 at an average settlement price of $8.15 per Dth. At September 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $389,000.  Due to the impairment of the Partnership's oil and gas properties at December 31, 2006, a net offsetting unrealized gain of $2,303,600 was reclassified into earnings from accumulated other comprehensive income.  At September 30, 2007, $1,141,000 of the prior year reclassification remains as an offset (reduction) to accumulated other comprehensive income. Of the $752,000 net loss in Accumulated other comprehensive income (loss) at September 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $118,600 of net loss to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $633,400 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes.  Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized losses of $128,700 and $397,200 for the three month and nine month periods ended September 30, 2007, respectively; and gains of $332,000 and $936,500 for the three month and nine month periods ended September 30, 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three and nine months ended September 30, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of September 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	September 30,	(1)	(per MMBTU)	(2)

	2008	653,500	$8.69	$490,800
	2009	636,600	$8.41	98,500
	2010	429,200	$7.87	(117,500)
	2011	235,100	$7.46	(98,800)
	2012	48,300	$7.37	(20,900)
				$352,100

ATLAS AMERICA PUBLIC #14-2004 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars
					Fair Value
	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	September 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	18,100	$7.50	$12,700
	2008	Calls sold	18,100	$8.60	—
	2008	Puts purchased	47,000	$7.50	13,000
	2008	Calls sold	47,000	$9.40	—
	2009	Puts purchased	15,700	$7.50	—
	2009	Calls sold	15,700	$9.40	(1,200)
	2010	Puts purchased	86,800	$7.75	5,800
	2010	Calls sold	86,800	$8.75	—
	2011	Puts purchased	29,000	$7.75	(200)
	2011	Calls sold	29,000	$8.75	—
	2011	Puts purchased	217,000	$7.50	9,600
	2011	Calls sold	217,000	$8.45	—
	2012	Puts purchased	72,300	$7.50	—
	2012	Calls sold	72,300	$8.45	(1,000)
	2012	Puts purchased	260,400	$7.50	—
	2012	Calls sold	260,400	$8.45	(1,000)
	2013	Puts purchased	86,800	$7.00	—
	2013	Calls sold	86,800	$8.37	(800)
					$36,900

				Net Asset	$389,000

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	September 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$944,000	$944,000	$2,857,400	$2,857,400
	$944,000	$944,000	$2,857,400	$2,857,400
Liabilities
Derivative instruments	$(555,000)	$(555,000)	$(222,600)	$(222,600)
	$389,000	$389,000	$2,634,800	$2,634,800

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

General

We were formed as a Delaware limited partnership on May 3, 2004, with Atlas Resources, Inc. as our Managing General Partner, or MGP, to drill natural gas development wells.  We currently operate wells located in western Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which, in turn, relies on its parent company, Atlas Energy Resources, LLC, or Atlas Energy, for administrative services.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Production revenues (in thousands):
Gas	$1,864	$2,809	$5,780	$9,619
Oil	$111	$195	$376	$433
Total	$1,975	$3,004	$6,156	$10,052

Production volumes:
Gas (mcf/day) (2)	2,662	3,582	2,867	3,598
Oil (bbls/day) (2)	19	32	23	25
Total (mcfe/day) (2)	2,776	3,774	3,005	3,748

Average sales prices:
Gas (per mcf) (1) (2)	$7.61	$8.52	$7.39	$9.79
Oil (per bbl) (2)	$64.78	$66.14	$58.75	$63.09

Average production costs:
As a percent of sales	28%	22%	29%	20%
Per mcfe (2)	$2.16	$1.90	$2.14	$1.98

Depletion per mcfe	$3.38	$3.92	$3.41	$4.01
_______________

(1)
The average sales price per mcf before the effects of hedging was $8.14 and $7.52 for the three months ended September 30, 2007 and 2006, respectively; and $7.89 and $8.76 for the nine months ended September 30, 2007 and 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $1,864,300 and $2,809,000 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $944,700 (34%).  This decrease was due to a decrease in production volumes to 2,662 mcf per day for the three months ended September 30, 2007 from 3,582 mcf per day for the three months ended September 30, 2006, a decrease of 920 mcf per day (26%) and a decrease in the average sales price we received for our natural gas to $7.61 for the three months ended September 30, 2007 as compared to $8.52 for the three months ended September 30, 2006, a decrease of $.91 per mcf (11%).  The $944,700 decrease in gas revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to a $721,300 decrease in production volumes and a $223,400 decrease in natural gas sales prices.  The overall decrease in gas production volumes for the three months ended September 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $5,780,100 and $9,618,900 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $3,838,800 (40%).  This decrease was due to a decrease in production volumes to 2,867 mcf per day for the nine months ended September 30, 2007 from 3,598 mcf per day for the nine months ended September 30, 2006, a decrease of 731 mcf per day (20%) and a decrease in the average sales price we received for our natural gas to $7.39 for the nine months ended September 30, 2007 as compared to $9.79 for the nine months ended September 30, 2006, a decrease of $2.40 per mcf (25%).  The $3,838,800 decrease in gas revenue for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $1,955,000 decrease in production volumes and a $1,883,800 decrease in natural gas sale prices.  The overall decrease in gas production volumes for the nine months ended September 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $110,700 and $194,700 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $84,000 (43%).  This decrease was due to a decrease in the production volumes to 19 bbl per day for the three months ended September 30, 2007 from 32 bbl per day for the three months ended September 30, 2006, a decrease of 13 bbl per day (41%) and a decrease in the average sales price we received for our oil to $64.78 for the three months ended September 30, 2007 as compared to $66.14 for the three months ended September 30, 2006, a decrease of $1.36 per bbl (2%).  The $84,000 decrease in oil revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to an $81,600 decrease in production volumes and a $2,400 decrease in oil prices.

Our oil revenues were $376,300 and $433,400 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $57,100 (13%).  This decrease was due to a decrease in the production volumes to 23 bbl per day for the nine months ended September 30, 2007 from 25 bbl per day for the nine months ended September 30, 2006, a decrease of 2 bbl per day (8%) and a decrease in the average sales price we received for our oil to $58.75 for the nine months ended September 30, 2007 as compared to $63.09 for the nine months ended September 30, 2006, a decrease of $4.34 per bbl (7%).  The $57,100 decrease in oil revenues for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $29,300 decrease in production volumes and a $27,800 decrease in oil prices.

Expenses.  Production expenses were $550,800 and $661,000 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $110,200 (17%).  Production expenses were $1,757,000 and $2,026,700 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $269,700 (13%).  These decreases were primarily attributable to decreases in variable expenses which are affected by a decrease in production volumes.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 44% and 45% in the three months ended September 30, 2007 and 2006, respectively; and 45% and 41% for the nine months ended September 30, 2007 and 2006, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were $91,500 and $57,900, respectively, an increase of $33,600 (58%).  For the nine months ended September 30, 2007 and 2006 these expenses were $225,800 and $181,700, respectively, an increase of $44,100 (24%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These increases were primarily due to higher audit and tax fees as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $6,624,200 in the nine months ended September 30, 2007 to $5,667,000 as compared to $12,291,200 for the nine months ended September 30, 2006.  This decrease was primarily due to a reduction in the decrease in accounts receivable-affiliate of $4,098,000, a decrease in net income before depletion and accretion of $3,694,900, offset by a net non-cash loss on derivative values of $1,162,600.

Cash provided by investing activities was $13,200 and $3,300 for the nine months ended September 30, 2007 and 2006, respectively, which were proceeds from a sale of assets.

Cash used in financing activities decreased $5,226,700 during the nine months ended September 30, 2007 to $6,088,100 from $11,314,800 for the nine months ended September 30, 2006.  This decrease was entirely due to lower distributions as a result of a decrease in net cash flows.

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form10-KSB/A.

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

Atlas America Public #14-2004 L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 9, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 9, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer